Form 10-Q
period 2002-09-30
MC SHIPPING INC
filed 2002-11-12
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended September 30, 2002	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Richmond House, 12 Par-la-ville Road, Hamilton HM CX. Bermuda
(Address of principal executive offices)

441-295-7933
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class	Shares outstanding at September 30, 2002
Common stock, par value $.01	8,240,158

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

PART 1 : FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheets
      September 30, 2002 and December 31, 2001

      Consolidated Statements of Operations for the quarters
       ended September 30, 2002 and September 30, 2001

      Consolidated Statements of Operations for the 9 months
       ended September 30, 2002 and September 30, 2001

      Consolidated Statements of Cash Flows for the 9 months
       ended September 30, 2002 and September 30, 2001

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II: OTHER INFORMATION

SIGNATURES

CERTIFICATIONS PROVIDED BY THE CHIEF EXECUTIVE OFFICER
AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY PURSUANT
TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	SEPTEMBER 30 2002	DECEMBER 31 2002
CURRENT ASSETS
Cash and cash equivalents	$ 13,986,349	$ 15,021,143
Hire receivables	86,340	128,808
Recoverable from insurers	990,982	662,166
Inventories	624,967	777,330
Receivables from affiliates	36,835	159,286
Prepaid expenses and other current assets	1,363,668	1,373,532
	--------------------	--------------------
TOTAL CURRENT ASSETS	17,089,141	18,122,265

VESSELS, AT COST	134,303,246	128,311,809
Less - Accumulated depreciation	(40,366,412)	(44,836,362)
	--------------------	--------------------
	93,936,834	83,475,447

FURNITURE & EQUIPMENT, AT COST	31,704	27,770
Less - Accumulated depreciation	(22,696)	(15,550)
	--------------------	--------------------
	9,008	12,220

OTHER ASSETS
Drydocking costs (net of accumulated amortization of $1,040,849 at September 30, 2002 and $1,044,941 at December 31, 2001)	1,777,383	2,252,489
Debt issuance cost (net of accumulated amortization of $1,366,396 at September 30, 2002 and $1,158,864 at December 31, 2001)	1,069,585	966,576
	--------------------	--------------------
TOTAL ASSETS	$ 113,881,951	$ 104,828,997

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	SEPTEMBER 30 2002	DECEMBER 31 2001
CURRENT LIABILITIES
Accounts payable	$ 1,276,742	$ 676,509
Hire received in advance	76,000	1,144,394
Accrued expenses	5,358,521	7,025,733
Accrued interest	581,392	1,657,594
Current portion of long term debt	13,498,303	6,298,303
	--------------------	--------------------
TOTAL CURRENT LIABILITIES	20,790,959	16,802,533

LONG TERM DEBT
11.25% Senior Notes due 2008	34,640,000	34,820,000
Secured Loans	33,294,368	29,389,859
	--------------------	--------------------
TOTAL LONG TERM DEBT	67,934,368	64,209,859
	--------------------	--------------------

TOTAL LIABILITIES	88,725,327	81,012,392

SHAREHOLDERS' EQUITY
Common stock, $.01 par value
20,000,000 shares authorized
8,481,624 shares issued	84,816	84,816
Additional paid-in capital	52,165,202	52,232,899
Less : Treasury stock, at cost (241,466 shares at September 30, 2002 and 263,270 shares at December 31, 2001)	(971,185)	(1,058,882)
Accumulated deficit	(25,596,871)	(27,238,157)
Accumulated comprehensive income	(525,338)	(204,071)
	--------------------	--------------------

TOTAL SHAREHOLDERS' EQUITY	25,156,624	23,816,605
	--------------------	--------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 113,881,951	$ 104,828,997

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters ended September 30, 2002 and September 30, 2001
(UNAUDITED)

	SEPTEMBER 30 2002	SEPTEMBER 30 2001

CHARTERHIRE AND OTHER INCOME	$ 11,036,997	$ 9,105,908

COSTS AND EXPENSES
Commission on Charterhire	(268,772)	(303,038)
Vessel Operating Expenses	(4,782,543)	(4,321,689)
Amortization of Drydocking Costs	(139,795)	(217,975)
Depreciation	(2,640,025)	(2,311,879)
General and Administrative Expenses	(261,294)	(300,724)
	--------------------	--------------------
OPERATING INCOME	2,944,567	1,650,603

OTHER INCOME/(EXPENSES)
Interest Expense	(1,678,099)	(1,458,436)
Interest Income	28,746	75,849
Gains on Disposals of Vessels	-	16,883
Provision for estimated impairment Loss on vessels	(815,896)	-
	--------------------	--------------------

INCOME BEFORE EXTRAORDINARY ITEMS	479,318	284,899

Extraordinary Gains on Repurchases of Senior Notes	94,598	5,359
	--------------------	--------------------
NET INCOME	$ 573,916	$ 290,258

BASIC AND DILUTED PER SHARE AMOUNTS
Income before Extraordinary Items	$ 0.06	$ 0.03
Net Income	$ 0.07	$ 0.04

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	8,238,262	8,182,749

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2002 and September 30, 2001
(UNAUDITED)

	SEPTEMBER 30 2002	SEPTEMBER 30 2001

CHARTERHIRE AND OTHER INCOME	$ 31,351,226	$ 35,440,774

COSTS AND EXPENSES
Commission on Charterhire	(841,716)	(997,634)
Vessel Operating Expenses	(14,800,171)	(17,576,622)
Amortization of Drydocking Costs	(435,356)	(632,419)
Depreciation	(6,394,135)	(9,086,199)
General and Administrative Expenses	(930,040)	(1,070,753)
	--------------------	--------------------
OPERATING INCOME	7,949,809	6,077,147

OTHER INCOME/(EXPENSES)
Interest Expense	(4,810,099)	(6,006,424)
Interest Income	94,348	322,356
Equity in Loss of Associated Company	-	(35,642)
Provision for Estimated Impairment Loss on Vessels	(1,687,370)	(835,737)
Gain on Disposals of Vessels	-	2,092,474
	--------------------	--------------------
INCOME BEFORE EXTRAORDINARY ITEMS	1,546,688	1,614,174

Extraordinary Gains on Repurchases of Senior Notes	94,598	11,388,757

	--------------------	--------------------
NET INCOME	$ 1,641,286	$ 13,002,931
	--------------------	--------------------
BASIC AND DILUTED PER SHARE AMOUNTS
Income before Extraordinary Items	$ 0.19	$ 0.20
Net Income	$ 0.20	$ 1.59
	--------------------	--------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,225,063	8,172,732

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2002 and September 30, 2001
(UNAUDITED)

	SEPTEMBER 30 2002	SEPTEMBER 30 2001
OPERATING ACTIVITIES:
NET INCOME	$ 1,641,286	$ 13,002,931
Adjustments to reconcile Net Income to net cash (used by) / provided from operating Activities
Depreciation & amortization	7,037,023	9,963,458
Provision for estimated impairment loss on Vessels	1,687,370	835,737
Equity in Loss of Associated Company	-	35,642
Drydocking Costs Capitalized	(161,618)	(787,441)
Gain on disposals of vessels	-	(2,092,474)
Gains on repurchases of Senior Notes	(94,598)	(11,388,757)
Shares issued to Directors	20,000	25,000
Comprehensive Income	(321,267)	(784,479)
Changes in Operating Assets and Liabilities:
Hire receivables	42,468	(279,830)
Recoverable from insurers	(328,816)	239,314
Inventories	152,363	325,602
Receivables from affiliates	122,451	328,032
Prepaid expenses and other current assets	9,864	683,089
Accounts payable	600,233	(581,457)
Accrued expenses and hire received in advance	(2,735,606)	979,896
Accrued interest	(1,076,202)	(2,286,372)
	--------------------	--------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES	$ 6,594,950	$ 8,217,891

INVESTING ACTIVITIES:
Proceeds from disposals of vessels	6,664,000	37,719,739
Purchases of and additions to vessels	(25,000,000)	(18,165,000)
Purchase of office equipment	(2,310)	(8,233)
	--------------------	--------------------
NET CASH (USED BY) / PROVIDED FROM INVESTING ACTIVITIES	$ (18,338,310)	$ 19,546,506

FINANCING ACTIVITIES:
Repayments of term loans	(6,895,491)	(9,212,053)
Drawdown of term loans	18,000,000	17,700,000
Prepayment of term loans	-	(18,675,000)
Debt issuance costs	(313,143)	(202,316)
Repurchases of Senior Notes	(82,800)	(20,908,872)
	--------------------	--------------------
NET CASH PROVIDED FROM / (USED BY) USED BY FINANCING ACTIVITIES	$ 10,708,566	$ (31,298,241)

DECREASE IN CASH	(1,034,794)	(3,533,844)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,021,143	$ 16,114,095
	--------------------	--------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 13,986,349	$ 12,580,251

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is incorporated in the Republic of Liberia and, through its subsidiaries, currently owns and operates seventeen second-hand vessels comprising seven liquid petroleum gas ("LPG") carriers, eight containerships, and two multipurpose seariver vessels.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

REVENUE RECOGNITION: Charter revenues are derived from timecharters, voyage charters and bareboat charters. Timecharter and bareboat charter revenue is recognized on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method.

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to income when incurred. Costs incurred during drydockings and periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey drydocking.

VESSELS AND DEPRECIATION: Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service. Depreciation is calculated, based on cost, less estimated salvage value, using the straight-line method, over the remaining economic life of each vessel. The economic life of LPG carriers is assumed to extend from the date of their construction to the date of the final special survey which is closest to thirty years from the date of their construction. The economic life of other vessels is assumed to extend from the date of their construction to the date of the final special survey, which is closest to twenty-five years from the date of their construction. Long-lived assets used in operations are written-down to fair value when information indicates that the carrying amount is not recoverable and assets to be disposed of are valued at the lower of carrying amount or fair value less cost to sell. Depreciation is not recorded on the vessels that are earmarked for sale, as such vessels are included in the financial statements at their market value, and such value is reviewed at the end of each quarter.

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units.

COMPREHENSIVE INCOME: As of September 30, 2002, foreign currency translation adjustments amounted to $3,713 (gain) and unrealised losses on cash flow hedges to $529,051.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. The write-offs of debt issuance costs associated with the Company's repurchases and retirements of Notes are recorded as extraordinary items.

INTEREST RATE SWAPS: FAS 133 requires the Company to recognise its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

The Company has entered into two interest-rate swap agreements to fix the variable interest rate of some of its outstanding debt (See Note 8).

As these interest rate swaps are designated and qualifying as cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings.

INVENTORIES: Inventories consist principally of supplies and are stated at cost, determined by the first-in, first-out method.

CASH EQUIVALENTS: The Company had $13,986,349 in cash at September 30, 2002. A portion of the cash is restricted: at September 30, 2002, deposits totalling $1,506,106 (December 31, 2001 - $1,326,698) are pledged and deposits totalling $2,345,660 (December 31, 2001 - $4,296,764) are restricted to guarantee the Company's performance under various loan agreements. Certain bank debt covenants require that a liquidity reserve of 10% of the total amount of bank debt outstanding be maintained. At September 30, 2002, the Company held $1,770,392 in accordance with these covenants.

EARNINGS PER SHARE: Earnings per share are based on the average number of shares of Common Stock outstanding for the periods presented.

TAXATION: The Company is not subject to corporate income taxes in Liberia because its income is derived from non-Liberian sources. Additionally, the Company believes that it is not subject to corporate income taxes in other jurisdictions, including the United States.

NOTE 3. RELATED COMPANY TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation ("Securitas"). As of September 30, 2002, Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, owned approximately 48.3% of the Company, V.Ships Inc. ("V.Ships") owned approximately 3.65% and Greysea owned approximately 0.63% of the Company.

Vlasov Group Inc. ("VGI"), another wholly owned subsidiary of Securitas, indirectly owns 39% of Vlasov Services Corp. ("VSC" - the parent company of V.Ships Inc.). Greysea Limited, a Guernsey corporation ("Greysea") controlled by certain senior officers and former officers of V.Ships, indirectly also owns 31% of VSC. The remaining 30% of VSC is owned by General Electric Capital Corporation for 19% and directly by some officers of VSC for 11%. VGI and Greysea were involved in the initial organisation of the Company.

Two directors and officers of the Company own material interests in Greysea. One of these directors and officers is also a director of Greysea. A director and officer of the Company is also a director and officer of VGI. Another director of the Company is also a director and officer of various shipowning and operating subsidiaries of the Vlasov Group. Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons. The By-laws of the Company provide that many of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates. Management believes that the terms of all the transactions described herein with V.Ships were fair to the Company.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2002, the management fees are fixed at the rate of $8,350 per vessel/per month for the container ships and the Laforge and at the rate of $8,250 per vessel/per month for the other LPG carriers managed by V.Ships. In the quarter and in the nine month period ended September 30, 2002, $315,000 and $961,500 respectively were paid by the Company to V.Ships for services provided pursuant to the Management Agreements (in the quarter and in the nine month period ended September 30, 2001 - $324,890 and $1,202,023 respectively). The reduction is due to the reduced fleet.

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In the quarter and in the nine month period ended September 30, 2002, commercial chartering commissions totalling $4,500 and $86,944 respectively have been paid by the Company to affiliates of V.Ships (in the quarter and in the nine month period ended September 30, 2001 - $69,459 and $261,622 respectively).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the quarter and in the nine month period ended September 30, 2002, the Company paid $35,493 and $66,457 respectively, as legal fees and commissions to affiliates of V.Ships in connection with the acquisition and disposals of vessels (in the quarter and in the nine month period ended September 30, 2001 - $5,338 and $62,148 respectively).

The Company leases office space from an affiliate of V.Ships. In the quarter and in the nine month period ended September 30, 2002, the rental cost paid to the affiliate of V.Ships was approximately $19,595 and $55,742, (in the quarter and in the nine month period ended September 30, 2001 - $17,140 and $51,420 respectively).

In the quarter and in the nine month period ended September 30, 2002, the Company paid $8,416 and $24,916 respectively for accounting services to an affiliate of V. Ships (in the quarter and in the nine month period ended September 30, 2001 - $8,500 and $26,750 respectively).

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V Ships. At September 30, 2002, the Company had intercompany balances of trade account receivable of $36,835 due from affiliates ($159,286 at December 31, 2001).

NOTE 4. ACQUISITIONS AND DISPOSALS OF VESSEL

In April 2002, the Company purchased four second-hand container vessels from a non-affiliated third party with a two-and-a-half year bareboat charter back. The total purchase price was $25,000,000.
In August and September 2002, respectively, the Company sold the 1989-built LPG carrier Snowdon and the 1989-built LPG carrier Cotswold to a non-affiliated company for cash and recorded no gain or loss.

NOTE 5. PROVISION FOR ESTIMATED IMPAIRMENT IN VALUES OF VESSELS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable. Management will continue to obtain valuations of the Company's vessels and will continue to monitor such valuations in order to determine if any impairment in vessel values occurs, whether any write-downs in asset values are necessary and whether any vessels should be sold. At September 30, 2002, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable.

As of September 30, 2002, four of the Company's vessels are earmarked for sale and carried at the lower of book value or fair market value less costs to sell. At September 30, 2002, the Company reviewed the carrying values of the vessels earmarked for sale and determined that a further write off of $815,896 was necessary.

Evaluating recoverability in accordance with FAS 121/144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

NOTE 6. INVESTMENT IN ASSOCIATED COMPANY

In September 1997, the Company entered into a joint venture agreement with an independent Italian group pursuant to which the Company acquired fifty percent of the issued share capital of Medwave Shipping Limited ("Medwave"), the owner of a 1986-built multipurpose seariver vessel. The price paid for this investment was $376,359 which has been allocated to the Company's pro rata share of the net assets acquired. The purchase price allocation resulted in lower valuation of the vessel than that recorded by the joint venture. Accordingly, the Company adjusted its equity in the income of the joint venture to reduce the depreciation expense. In June 1999, the Company and the Company's joint venture partner each advanced to Medwave amounts of $35,200 as interest-free shareholders' loans.

After reviewing the market value of the vessel at June 30, 2001, it was estimated that the investment was not recoverable and the balance of the investment was written off. In July 2001, the vessel was sold and the joint venture has liquidated its assets and liabilities. The Company does not expect to incur additional costs.

NOTE 7. SHAREHOLDERS' EQUITY

The net income of $1,641,286 for the nine months ended September 30, 2002 has been recorded as a reduction in the accumulated deficit.
The summary of changes in shareholders' equity during the nine months ended September 30, 2002 is as follows:

	Common Stock Par Value	Treasury Stock at cost	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency translation Adjustement	Unrealised losses on Cash dlow Hedges	Total Shareholders Equity

December 31, 2001	$84,816	$(1,058,882)	$52,232,899	$(27,238,157)	$ (10,298)	$ (193,773)	$23,816,605

Net Income				1,641,286			1,641,286
Foreign currency translation adjustment					14,011		14,011
Unrealised gains on cash flow hedges						(335,278)	(335,278)
Transfer ofTreasury stock to Directors		87,697	(67,697)				20,000
	-----------	-----------	-----------	-----------	-----------	-----------	-----------
September 30, 2002	$84,816	$ (971,185)	$52,165,202	(25,596,871)	3,713	(529,051)	25,156,624

The Board of Directors has authorised Management, at times they deem appropriate, to repurchase up to 500,000 of the Company's shares of Common Stock to be held in treasury. The Company ceased repurchasing shares in September 1996 at which time 347,345 shares had been acquired at a total cost of $1,397,035. Management has no immediate intention to resume share repurchases.

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation of $25,000 by allotment of shares of the Company's common stock of equivalent value.

On June 20, 2001, 163,148 stock options were granted to employees (see Note 9 Stock Option Plan).

NOTE 8. LONG TERM DEBT

In March 1998, the Company completed an issue of $100,000,000 of 10-year Senior Notes (the "Notes"). These Notes were issued pursuant to an indenture (the "Indenture") between the Company and Bankers Trust Company as trustee. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 in each year at a rate of 11.25% per annum. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all other senior unsecured indebtedness of the Company. The Notes effectively rank junior to all secured indebtedness and to any indebtedness of the Company's subsidiaries. The Company's obligations under the Indenture were guaranteed on a senior unsecured basis as of the date of the Indenture by substantially all of the Company's then existing vessel-owning subsidiaries and in the future may be jointly and severally guaranteed by certain other subsidiaries of the Company.

The Indenture contains various business and financial covenants, including among other things, (i) limitation on restricted payments, which include dividends, repurchases of capital stock, repayment of subordinated debt and restricted investments, (ii) limitations on additional indebtedness, (iii) limitations on liens, (iv) restrictions on sale and lease-back transactions, (v) limitations on transactions with affiliates, (vi) limitations on asset sales, (vii) limitations on unrestricted subsidiary designations, and (viii) limitations on mergers and consolidations.

The Board of Directors has authorised Management to repurchase Notes at times and prices and in volumes, which Management deems appropriate. During the quarter ended September 30, 2002, the Company repurchased Notes having a total face value of $180,000 and recorded a net extraordinary gain of $94,598 on the transactions (there were no repurchases in the first six months of 2002). During the nine month period ended September 2001, the Company repurchased Notes having a total face value of $33,840,000 and recorded a net extraordinary gain of $11,388,757 on the transactions. The repurchased Notes have been retired.

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in June 1998. Pursuant to this revolving credit facility, certain of the Company's subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances are made by reference to the ages and to the types of vessels acquired. The facility was used to finance or refinance the acquisition of five second-hand LPG carriers by the Company's subsidiaries: $10,000,000 was drawn in July 1998, $10,000,000 in March 1999 and $3,133,333 in September 1999. Since December 31, 2001, drawings are no longer permitted under this facility. At September 30, 2002, the total amount outstanding under this facility was $17,703,922.

In November 1999, the Company was granted a credit facility of $22,200,000 by BNP in order to finance the acquisition of a second-hand containership by one of the Company's subsidiaries. The full amount of the facility was drawn. The loan was repayable over five years in quarterly instalments with a balloon of $8,000,000 in December 2004. The outstanding amount of the loan $18,675,000 was prepaid at the time of the sale of the vessel in June 2001.

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank") in order to finance the acquisition of a second-hand LPG vessel by one of the Company's wholly owned subsidiaries. The facility bears interest at LIBOR plus 2% and is non-recourse to the Company. The acquiring subsidiary made a drawing of $13,462,500, repayable in twenty equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. In addition, two of the Company's wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998, made drawings totalling $4,237,500 under this facility to refinance their vessels. This second advance is repayable in eight equal quarterly instalments. A swap agreement was also entered into with Scotiabank, as a result of which the variable rate on the loans, exclusive of margin, has been effectively fixed at 3.78%. In both cases, the swap's notional amounts and durations follow the scheduled repayments of the underlying loans. The fair value of these swap agreements and the changes in the fair value resulting from changes in market interest rates are recognised as comprehensive income or loss. At September 30, 2002, the total amount outstanding under these facilities was $12,888,750.

In April 2002, the Company was granted a $18,000,000 credit facility by Nedship Bank in order to finance the acquisition of four second hand container vessels by four of the Company's wholly owned subsidiaries. The facility bears interest at a fixed rate of 5.42% and is repayable in ten equal quarterly repayments of $1,800,000. At September 30, 2002, the amount outstanding under this facility was $16,200,000.

The Company's long-term debt is secured by certain of its vessels.

NOTE 9: STOCK OPTION PLAN

On June 20, 2001, the shareholders authorised the creation of a Stock Option Plan for the Company's employees. A maximum of 407,871 shares or 5% of the Company's outstanding shares were authorised for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option and vest 25% per annum, commencing one year after the grant date of the respective option. Options expire 10 years after the grant date.

On June 20, 2001, the Company's Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share. At September 30, 2002, 25% of the stock options were exercisable.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter and the nine months ended on September 30, 2002.

Significant Events during the Nine Months

In April 2002, the Company purchased four second-hand container vessels from a non-affiliated third party with a two-and-a-half year bareboat charter back. The total purchase price was $25,000,000.

In August and September 2002, the Company sold two LPG carriers to a non-affiliated party for cash. The total sale price was $6,800,000.

Revenue

The Company had revenue from charterhire and other sources amounting to $11,036,997 for the quarter and $31,351,226 for the nine months ended September 30, 2002. The revenue from charterhire and other sources was $9,105,908 for the quarter and $35,440,774 for the nine months ended September 30, 2001. The variation in revenues is due to the sale of vessels in 2001 and purchase of vessels in early 2002.

The Company's on-hire performance for the entire fleet in the first nine months of 2002 (excluding the two seariver vessels which were on voyage charter throughout the period), was 97.66% on a potential of 4,178 days; for the first nine months of 2001, it was 97.78% on a potential of 3,984 days.

Costs and Expenses

Commission on charterhire was $268,772 for the quarter and $841,716 for the nine months ended September 30, 2002. It was $303,038 for the quarter and $997,634 for the nine months ended September 30, 2001.

Vessel operating expenses totalled $4,782,543 for the quarter and $14,800,171 for the nine months ended September 30, 2002. They were $4,321,689 for the quarter and $17,576,622 for the nine months ended September 30, 2001. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. Vessel operating expenses plus amortization of drydocking costs in the first nine months of 2002 amounted to $15,235,527, representing a decrease of 16.5% over vessel operating expenses plus amortization of drydocking costs in the first nine months of 2001. As a percentage of revenue, vessels operating expenses (including amortization of drydocking costs) decreased from 51.4% in the first nine months of 2001 to 48.5% in the first nine months of 2002. Daily operating expenses per vessel averaged $3,268 in the first nine months of 2002 and $4,118 in the first nine months of 2001, representing a decrease of 20.6%. These reductions result from cost efficiencies on the Company's remaining vessels and from the fact that four vessels are on bareboat charter.

Depreciation totalled $2,640,025 for the quarter and $6,394,135 for the nine months ended September 30, 2002. It was $2,311,879 for the quarter and $9,086,199 for the nine months ended September 30, 2001. The variation is due to the sale of vessels in 2001 and purchase of vessels in early 2002.

General and administrative expenses amounted to $261,294 for the quarter and $930,040 for the nine months ended September 30, 2002. They were $300,724 for the quarter and $1,070,753 for the nine months ended September 30, 2001.

Other Income and Expenses

Interest expense amounted to $1,678,099 for the quarter and $4,810,099 for the nine months ended September 30, 2002. It was $1,458,436 for the quarter and $6,006,424 for the nine months ended September 30, 2001. The recent increase in interest expense results from the additional debt incurred to purchase four vessels in early 2002. The overall reduction over the nine months period is due to reduced interest rate levels and repayments of debt. Interest income totalled $28,746 for the quarter and $94,348 for the nine months ended September 30, 2002. It was $75,849 for the quarter and $322,356 for the nine months ended September 30, 2001. Interest income is negatively affected by the general decrease in interest rates.

Impairment loss

At September 30, 2002, the Company evaluated the recoverability of its vessels in accordance with FAS 121 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable. The Company also reviewed the carrying values of the vessels earmarked for sale and determined that a further write off of $815,896 was necessary.

Net Income

The net income was $573,916 for the quarter and $1,641,286 for the nine months ended September 30, 2002, including extraordinary gains on repurchases of Notes of $94,598 for the quarter ended September 30, 2002.

Net income was $290,258 for the quarter and $13,002,931 for the nine months ended September 30, 2001, including extraordinary gains on repurchases of Notes of $5,359 and $11,388,757 respectively.

Market Conditions

In the second half of 2002, the containership charter market recovered somewhat from the very depressed level of last winter. For the rest of 2002, Management does not expect the market to move significantly. In 2003, the combination of large amounts of newly built vessels to be delivered and a continuing sluggish economy, may affect charter rates. The Company is, to a certain extent, sheltered from market fluctuations as its container vessels are fixed until September 2003 and October 2004.

In 2002, the LPG market remained depressed in the small pressurised ship sector, which comprises all of the Company's vessels, except for the Laforge. The fall season of 2002 failed to show renewed strength in the charter rates, as it had been expected in this traditional seasonal high period. Management expects that the continued deliveries of newly built vessels will continue to affect charter rates throughout 2003. The Company's small LPG vessels are all fixed into 2003 and the Laforge is fixed until November 2005.

Certain of the information contained in this Form 10-Q may constitute "forward-looking statements" as that term is defined under United States federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed in the Company's filings with the SEC.

Critical Accounting Policies

The Company's critical accounting policy relates to its periodic valuation of impairment related to its vessels. The Company's application of FAS 121/144 rules are based on judgements regarding the existence of impairment indicators, which in turn are based on management estimates and assumptions regarding future market performance and future vessel operating and financial performance. Actual results could differ from these estimates and the company may have to record additional impairment charges not previously recognised. At September 30, 2002, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable. The Company also reviewed the carrying values of the vessels earmarked for sale and determined that a further write off of $815,896 was necessary.

At December 31, 2001, the book value of the company's vessels exceeded the market value by approximately $12,475,000. Appraisals of the vessels by independent brokers are performed on an annual basis only. As of September 30, 2002, management has no reason to believe that these valuations cannot be relied upon.

If future events cause the company to conclude that vessels are further impaired, the resulting impairment loss could have a material adverse impact on the company's financial condition and results of operations.

Liquidity and Sources of Capital

In the nine month period ended September 30, 2002, the Company generated cash flow from operations of $6,594,950, which was not quite sufficient to cover the debt repayments of $6,895,491. It was however an improvement as in the nine month period ended September 30, 2001, cash flow from operations was $8,217,891 and debt repayments $9,212,053.

In April 2002, the Company purchased four second-hand container vessels from a non-affiliated third party with a two-and-a-half year bareboat charter back. The total purchase price was $25,000,000. The Company was granted a $18,000,000 loan by Nedship Bank to finance the acquisition. The cash flows from the purchased vessels are expected to be sufficient to cover the expected interest and principal repayments.

In August and September 2002, the Company sold two LPG carriers to a non-affiliated party. The total sale price was $6,800,000.

During the quarter ended September 30, 2002, the Company repurchased Notes having a total face value of $180,000 for a cash outlay of $82,800 and recorded a net extraordinary gain of $94,598 on the transaction (there were no repurchases in the first six months of 2002).

The Company had $13,986,349 in cash at September 30, 2002. A portion of the cash is restricted: at September 30, 2002, deposits totalling $1,506,106 (December 31, 2001 - $1,326,698) are pledged and deposits totalling $2,345,660 (December 31, 2001 - $4,296,764) are restricted to guarantee the Company's performance under various loan agreements. Certain bank debt covenants require that a liquidity reserve of 10% of the total amount of bank debt outstanding be maintained. At September 30, 2002, the Company held $1,770,392 in accordance with these covenants.

The ratio of current assets to current liabilities was 0.82 at September 30, 2002, compared to 1.08 at December 31, 2001. The reduction is mainly due to two factors, namely: (i) consequent upon the acquisition of four containerships in April 2002, the Company's cash balances decreased by approximately $7,000,000 and the current portion of long term debt increased by $7,200,000 following the drawdown of the Nedship loan (the cash flows from the purchased vessels are expected to be sufficient to cover the expected interest and principal repayments); and (ii) Hire Received in Advance was unusually high on December 31, 2001 as a number of charterhire due on January 1, 2002 had been received in December.

The Company does not currently have any significant commitments for capital expenditures.

Management has evaluated the effectiveness of the Company's disclosure controls and procedures prior to the filing of this report and is satisfied with such controls and procedures.

ITEM 3: Market Risk

Interest Rate Swaps

The Company holds two interest rate swap agreements, which are used to hedge the Company's interest rate exposure associated with its long-term debt. At September 30, 2002, one swap agreement had a notional amount of $2,118,750, a fair market value of $28,404 in favour of the Bank and an interest rate of 3.78%. It will expire in September 2003. The other swap agreement had a notional amount of $10,770,000, a fair market value of $500,647 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Commitment to charterback the Maersk Tampa

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the Company is committed to charter the vessel back from the buyer for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,600,000 and does not take into consideration any revenues the Company will earn from chartering the vessel to another party.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long term debt as described below.

In June 1998, a revolving credit facility of $40,000,000 was granted to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and mature in June 2006. At September 30, 2002 the balance outstanding was $17,703,922. This debt is not hedged by interest rate swaps. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $171,829.

Impact of Currency Fluctuations

The Company's functional currency is the US dollar; however, a significant number of transactions are performed in other currencies. In the first nine months of 2002, approximately 3% of total revenues and approximately 14% of total costs and expenses were denominated in currencies other than US dollars.

PART II: OTHER INFORMATION
Item 1 - Legal Proceedings

      None

Item 2 - Changes in Securities

      None

Item 3 - Defaults upon Senior Securities

      None

Item 4 - Submission of Matters to a Vote of Security Holders

      None

Item 5 - Other Information

      None

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibits

(i) Agreement dated July 16, 2002 for the sale of LPG carrier Snowdon.

(ii) Agreement dated July 16, 2002 for the sale of LPG carrier Cotswold.

(iii)Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended
September 30, 2002.+---------++

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MC SHIPPING INC. Registrant
Date : November 11, 2002 Date : November 11, 2002	/S/_GUY MOREL

Guy Morel

President
Chief Operating Officer
(Principal Executive Officer)

/S/ DOMINIQUE SERGENT

Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf months by the undersigned thereunto duly authorized.
MC SHIPPING INC. Registrant
Date : November 11, 2002 Date : November 11, 2002	_______________________

Guy Morel

President
Chief Operating Officer
(Principal Executive Officer)

_______________________

Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Certification

I, Mauro Terrevazzi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MC Shipping Inc. ("the Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

November 11, 2002

   /s/ Mauro Terrevazzi

Mauro Terrevazzi
Chief Executive Officer

Certification

I, Dominique Sergent, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MC Shipping Inc. ("the Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have;

d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

November 11, 2002

    /s/ Dominique Sergent

Dominique Sergent
Chief Financial Officer