Form 10-K
period 2002-12-31
MC SHIPPING INC
filed 2003-03-25
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended	Commission file number:
December 31, 2002	1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Richmond House, 12 Par-la-ville Road, Hamilton HM CX, Bermuda
(Address of principal executive offices)

441-295-7933
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act :
COMMON STOCK $.01 PAR VALUE	AMERICAN STOCK EXCHANGE
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act : NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X	NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
X
The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing American Stock Exchange price on March 11, 2003 was: $3,950,598.
Excluded from this amount are the shares of Common Stock beneficially owned by Securitas Holding Corporation, Greysea Limited and by each officer and director of the Company in that such companies and persons may be deemed to be affiliates of the Company. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock as of March 11, 2003 was:
Common Stock, $.01 par value : 8,240,158

PART I
ITEM 1: BUSINESS - GENERAL

MC Shipping Inc. (the "Company") was incorporated on March 17, 1989, in the Republic of Liberia.

Since its founding, the Company has been engaged in the business of investing in, owning and operating second hand vessels. As of December 31, 2002, the Company's fleet included seven liquid petroleum gas ("LPG") carriers, eight containerships and two multipurpose seariver vessels. Each of the Company's vessels is owned by a separate wholly owned subsidiary of the Company.

An LPG carrier is designed to carry petroleum gases used primarily as low pollution fuels and as feedstock in the petrochemical and fertiliser industries. A containership is a vessel designed exclusively to carry containers. A multipurpose seariver vessel is a small vessel capable of carrying general cargo and/or bulk cargo both on rivers and at sea.

The Company generally employs its vessels on time charter, bareboat charter or spot charter. With time charters, the Company receives a fixed charterhire per on hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports: the Company is paid for the tonnage transported and pays all voyage costs.

The level of the Company's revenues and expenses will vary from year to year depending on, amongst other things, the number of vessels controlled by the Company during each year.

SHIPPING INDUSTRY BACKGROUND

The shipping industry is subject to cyclical fluctuations in charter rates and vessel values based on changes in supply and demand. The industry has been experiencing volatility in profitability, vessel values and charter rates resulting from changes in the supply of, and demand for, shipping capacity. The demand for ships is influenced by, among other factors, global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, conflicts, embargoes and strikes. The demand for ships is also influenced by, among other things, the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products. Demand for such products is affected by, among other things, general economic conditions, commodity prices, environmental concerns, weather and competition from alternative fuels. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. All of these factors which affect the supply of and demand for vessel capacity are beyond the control of the Company. In addition, the nature, timing and degree of changes in the shipping markets in which the Company operates, as well as future charter rates and values of its vessels, are not readily predictable.

In 2002, general shipping market conditions were affected by the slowdown in the world economy and by the political and economic uncertainties created by the dramatic events of September 11, 2001.

In the second half of 2002, the containership charter market recovered somewhat from the very depressed level of the preceding winter. In 2003, management believes that the combination of large numbers of newly built vessels being delivered and a continuing sluggish world economy will continue to negatively affect charter rates. The Company is, to a certain extent, sheltered from market fluctuations as its container vessels are chartered at a fixed rate until September 2003 and October 2004.

In 2002, the LPG market remained depressed in the small-pressurised ship sector, which comprises all of the Company's vessels, except for the LPG carrier Laforge. The fall season of 2002 failed to show renewed strength in charter rates, as had been expected in this traditionally high demand seasonal period. Management expects that continued deliveries of newly built vessels will continue to negatively affect charter rates throughout 2003. The Laforge is chartered at a fixed rate until November 2005.

Certain of the information contained in this Form 10-K may constitute "forward-looking statements" as that term is defined under United States federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed elsewhere herein and in the Company's other filings with the SEC.

OPERATIONS

Shipowning activities entail three separate functions: (i) the overall strategic management function, which is that of an investment manager and includes the selection, purchase, financing and sale of vessels and overall supervision of both chartering and vessel technical management; (ii) the technical management function, which encompasses the day to day operation, physical maintenance and crewing of the vessels; and (iii) the commercial management function, which involves obtaining employment for the vessels and managing relations with the charterer.

Management exercises direct control over the Company's overall strategic management function. The technical management function is sub-contracted to V.Ships Inc. or its affiliates ("V.Ships") or to independent technical managers. Independent managers have been engaged to handle the Company's two multipurpose seariver vessels because of the specialised nature of the trade. Management exercises regular controls over the technical managers of the vessels to ensure that they are properly maintained. Management exercises direct control of the commercial management function but may, on a case-by-case basis, engage the services of V.Ships or independent brokers in order to obtain employment for the Company's vessels and to manage its relations with its charterers.

The Company, via its wholly owned subsidiaries, enters into Management Agreements with V.Ships and/or independent technical managers for the technical operation of the Company's fleet. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V.Ships and/or independent technical managers for the operation of the Company's vessels and V.Ships and/or independent technical managers are paid a fixed management fee. For the rates of fees to V Ships, see "COMPENSATION TO AFFILIATES". In addition, if the Company deems it necessary to employ the services of V.Ships and/or independent technical managers in the chartering or commercial operation of any of the Company's vessels, V.Ships or independent technical managers are entitled to a commercial chartering commission determined in the light of current industry practice. For the rates of fees payable to V.Ships, see "COMPENSATION TO AFFILIATES".

The Company had 23 charters covering the year 2002, 11 of which were commenced in 2002 and three charterers provided revenues exceeding 10% of the Company's total revenues. The Company's multipurpose seariver vessels and some of the Company's LPG carriers were engaged on voyage charters in 2002 and are excluded from these statistics.

COMPENSATION TO AFFILIATES

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships, an affiliated company, for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade and excluding the vessels which are on bareboat charter which are managed by the charterer. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2002, the management fees were fixed at the rate of $8,350 per vessel/per month for the container ships and the LPG carrier Laforge and at the rate of $8,250 per vessel/per month for the LPG carriers managed by V.Ships (in 2001, management fees were respectively $8,100 and $8,000). In 2002, $1,233,510 was paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (2001 - $1,516,059 ; 2000 - $1,879,978).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In 2002, commercial chartering commissions totalling approximately $81,714 have been paid by the Company to V.Ships (2001 - $300,573 ; 2000 - $459,959).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposition of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2002, the Company paid a total of approximately $35,493 in commissions and legal fees to affiliates of V.Ships in connection with the acquisition and disposals of vessels (2001 - $84,716 ; 2000 - $41,828).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2002, the rental cost and telecommunication expenses paid to affiliates of V. Ships were approximately $88,365 (2001 - $154,328 ; 2000 - $184,978).

In 2001, the Company decided to outsource its bookkeeping functions to V.Ships (Cyprus) Limited. In 2002, the Company paid a total of approximately $32,375 for such accounting services (2001 - $34,626).

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services described below.

The Company places part of its vessels hull and machinery insurance, increased value insurance and war risk insurance through a captive insurance company, affiliated with V. Ships. In 2002, the Company was charged with insurance premiums of approximately $993,595 which were included in vessel operating expenses (2001 - $1,050,288 ; 2000 - $1,060,912).

The Company uses, for crew and staff travelling, the services of a company affiliated with V.Ships. In 2002, such travelling expenses amounted to approximately $144,577 and were included in vessel operating expenses or in general and administrative expenses (2001 - $166,310 ; 2000 - $294,007).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2002, the Company paid approximately $344,018 for these services, which were included in the vessels operating expenses (2001 - $503,420 ; 2000 - $463,350).

The Company uses for manning, safety and training, various companies affiliated with V.Ships. In 2002, such expenses amounted to approximately $563,954 and were included in vessel operating expenses (2001 - $917,880 ; 2000 - $1,361,969).

At December 31, 2002, the Company had intercompany balances of trade accounts receivables of $80,518 due from affiliates ($159,286 in 2001).

INSURANCE AND CLASSIFICATION

The business of the Company is affected by the risks of mechanical failure of the Company's vessels, collisions, property losses to the vessels, cargo loss or damage, and business interruption due to political action in foreign countries and labour strikes. In addition, the operation of any ocean-going vessel entails an inherent risk of catastrophic marine disaster. The Company maintains Hull and Machinery Insurance, War Risk Insurance, Protection and Indemnity Insurance, Freight Demurrage and Defence Insurance and Loss of Earnings Insurance on its vessels consistent with industry practice. The Company maintains total or constructive total loss coverage for each of its vessels. The insurance underwriters may require that additional premiums be paid for Hull and Machinery and War Risk Insurance prior to any vessels entering certain geographical areas subject to unstable political or military conditions. Although the Company has had no difficulty in obtaining such insurance for its vessels, there can be no assurance that the Company will be able to continue to procure sufficient amounts of insurance to cover the repair and replacement cost of any vessel which is damaged or destroyed, loss of earnings on a vessel or the Company's liability in the event of a catastrophic marine or ecological disaster.

The Company's insurers require that the Company's vessels meet certain requirements set by maritime classification societies as a condition to obtaining insurance. The classification societies determine that the vessels are safe and seaworthy in accordance with the International Maritime Organisation and the Safety of Life at Sea Convention. All LPG carriers, containerships and multipurpose carriers are inspected by a surveyor of the classification society every year ("Annual Survey"), every two and one half years ("Intermediate Survey"), and every five years ("Special Survey"). The Company has purchased and intends to purchase only vessels, which are able to comply with such classification society requirements. It is expected that, under classification society rules, the Company's vessels will be required to undergo dry-docking at least once every three years. Normal dry-docking takes one to two weeks. The Company estimates that current dry-docking costs in the geographical areas where the Company anticipates having such work performed will vary between approximately $250,000 and $850,000 per vessel, depending upon the size and complexity of the vessel concerned. This estimate is based on a dry-docking cycle of two and one half to three years between each visit to a dry-dock facility and assumes regular but no extraordinary expenses for maintenance and repairs. In addition to dry-docking, the Company is required to purchase spare parts and perform repairs on its vessels from time to time. In the case of bareboat charter arrangements, the bareboat charterer undertakes, at its expense, to ensure that the vessel is regularly dry-docked and is properly maintained.

REGULATION

The Company's business is materially affected by government regulation in the form of international conventions, national, state or local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are often revised, the Company is unable to predict the ultimate costs of complying with such conventions, laws and regulations. Under certain regulations, a vessel owner may be liable for property and environmental damages and all of its assets could be subject to claim for such damages. Moreover, in certain jurisdictions, under the "sister ship" doctrine, all of the affiliates in a fleet of ships may be liable for damages caused by, or debts incurred with respect to, a ship owned by one affiliate, and the ships and other assets of all the affiliates may be subject to attachments.

In addition, the Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes that it will readily be able to obtain all such permits, licenses and certificates as may be required.

Some countries have laws or practices which restrict the carriage of cargoes depending upon the nationality of a vessel or its crew or the origin or destination of the vessel, as well as other considerations relating to particular national interests. The Company cannot predict the effect that such laws or practices may have on its ability to obtain cargoes. It is expected that the Company's vessels, all of which are non-United States flag vessels, will be permitted to enter the territorial waters of the United States, but will not be permitted, under the Merchant Marine Act, 1920 (the Jones Act), to transport cargoes between United States ports. Such restriction is not expected to have a material adverse impact on the Company's operations. None of the Company's vessels made calls to United States ports in 2002.

COMPETITION

Competition in the operation of containerships and LPG carriers is intense. Typically, each of the numerous owners of such vessels owns a relatively small number of vessels. However, a few large and experienced operators, with greater financial resources than those of the Company, dominate the LPG and containership sectors, particularly in the larger ship segments, and there is no assurance that the Company will be able to compete successfully with other shipping firms.

As shipping rates are not materially different among competitors, competition is based primarily upon the reputation of the vessel and its operators and the operator's relationship with charterers.

It is the opinion of Management that the most effective technique in dealing with competitive pressures is to maintain its vessels to a very high standard and to develop strong long-term relationships with charterers of high standing. Management believes that its reputation and extensive experience contributes to the Company's ability to compete effectively.

EMPLOYEES

In 2002, the Company employed five persons on a full-time basis, three of whom are officers of the Company.

The Company, through its vessel-owning subsidiaries, hires officers and crews for each of the Company's vessels. Seamen from India, Latvia, Russia, the Ukraine and the United Kingdom currently man the Company's vessels and a total of approximately two hundred and fifty seamen currently serve on the Company's vessels. These seamen are generally unionised and the Company believes its relationships with the seamen who serve on board its vessels are good.

ITEM 2: PROPERTIES

The Company, through its wholly owned subsidiary MC Shipping S.A.M., directly rents office space and procures administrative services in Monaco. Additionally, the Company has at its disposal office space and administrative services in Bermuda.
At December 31, 2002, the Company's wholly-owned fleet consisted of the following vessels:

Name	Type	Year Built	DWT

Deauville	LPG Carrier	1995	2,601
Auteuil	"	1995	2,588
Coniston	"	1991	4,833
Cheltenham	"	1990	4,318
Longchamp	"	1990	4,316
Malvern	"	1990	4,148
La Forge	"	1981	45,587
Maersk Belawan	Container Carrier	1983	37,212
Maersk Brisbane	"	1976	37,129
Maersk Barcelona	"	1976	37,115
Maersk Bahrain	"	1975	37,116
Sederberg	"	1978	48,878
Winterberg	"	1978	48,878
Helderberg	"	1977	48,878
Maersk Constantia	"	1977	48,878
Bay Trader	Multipurpose Seariver Carrier	1980	1,579
Link Trader	"	1980	1,579

ITEM 3: LEGAL PROCEEDINGS The Company has no material legal proceedings. ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS None

PART II
ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since May 31, 1989, the Company's Common Stock has traded on the American Stock Exchange. The ticker symbol for the Company's Common Stock is "MCX".

The high and low sales prices for the Company's Common Stock for the last two fiscal years are set forth below:

Quarter ended	2002		2001
	High	Low	High	Low

March 31	1.65	0.83	1.0625	0.40
June 30	1.50	1.00	0.80	0.42
September 30	1.20	1.02	0.95	0.60
December 31	1.09	0.82	0.90	0.75

As of March 11, 2003, there were 75 record holders of Common Stock.

DIVIDENDS

In March 2001, 2002 and 2003, the Company's Board of Directors determined that no dividends would be paid out of the 2000, 2001 and 2002 results, respectively. Dividends are currently restricted under the Indenture pursuant to which the 11.25% Senior Notes due 2008 (the "Notes") were issued.

The Company has been advised that distributions to shareholders who are not citizens or residents of Liberia will not be subject to tax by Liberia under its laws as currently in effect. There is no income tax treaty between Liberia and the United States.

SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2002

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluing securities reflected in column (a)
Equity compensation plans approved by security holders	163,148	$0.622	244,723
Equity compensation plans not approved by security holders	-	-	-
Total	163,148	$0.622	244,723

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the Consolidated Financial Statements of the Company. The Company's books and records are maintained in U.S. dollars, which is the Company's functional currency. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other information included herein.

Consolidated Statements of Operations Data

	Years ended December 31

	2002	2001	2000	1999	1998
	____________	____________	____________	____________	____________
Charterhire and Other Income	$41,858,999	$44,823,301	$59,482,840	$54,822,284	$46,210,356
Commission on Charterhire	(1,100,422)	(1,223,268)	(1,667,349)	(1,596,864)	(1,142,760)
Vessel Operating Expenses	(19,547,436)	(22,321,851)	(30,879,820)	(28,567,124)	(23,110,814)
Amortisation of Dry-docking Costs	(575,185)	(895,802)	(1,133,126)	(1,247,686)	(989,414)
Depreciation	(9,127,713)	(10,761,040)	(16,194,411)	(15,919,206)	(9,405,166)
General and Administrative Expenses	(1,382,587)	(1,652,622)	(1,558,510)	(1,624,465)	(1,913,004)
	____________	____________	____________	____________	____________
Operating Income	10,125,656	7,968,718	8,049,624	5,866,939	9,649,198
Interest Expense	(6,418,537)	(7,953,745)	(12,483,936)	(12,190,452)	(11,285,833)
Interest Income	127,559	373,589	664,718	971,098	1,100,064
Equity in (Loss)/ Income from Associated Companies	-	(296,378)	(90,314)	(101,585)	30,320
Impairment Loss	(1,687,370)	(10,712,007)	(17,876,067)	(52,649)	-
Gains /(Losses) on Disposals of vessels	-	2,084,283	(3,931,641)	-	(995,436)
Loss on termination of leases	-	-	-	(508,442)	-
Gains on debt Extinguishment	94,598	11,388,757	-	6,079,702	1,943,655
	____________	____________	____________	____________	____________
Net Income/(Loss)	$ 2,241,906	$ 2,853,217	$(25,667,616)	$ 64,611	$ 441,968
	____________	____________	____________	___________	__________
Basic and diluted Per Share Amounts:
Net Income/(Loss)	$ 0.27	$ 0.35	$ (3.15)	$ 0.01	$ 0.06
Cash Dividends Declared and Paid	$ -	$ -	$ -	$ -	$ 0.10

Consolidated Balance Sheet Data

	December 31

	2002	2001	2000	1999	1998
	____________	____________	____________	____________	____________
Current Assets	$ 18,787,275	$ 18,122,265	$ 21,918,730	$ 22,704,119	$ 30,312,687
Current Liabilities	$ 21,379,655	$ 16,802,533	$ 23,227,096	$ 28,889,506	$ 24,467,641
Total Assets	$112,629,237	$104,828,997	$148,695,530	$191,412,610	$188,805,966
Long-term Debt	$ 65,461,243	$ 64,209,859	$104,350,975	$115,738,029	$117,642,861
Shareholders' Equity	$ 25,788,339	$ 23,816,605	$ 21,117,459	$ 46,785,075	$ 46,695,464

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

Revenues and Expenses

Since its founding, the Company has been engaged in the business of investing in, owning and operating second hand vessels. As of December 31, 2002, the Company's fleet included seven liquid petroleum gas ("LPG") carriers, eight containerships and two multipurpose seariver vessels. Each of the Company's vessels is owned by a separate wholly owned subsidiary of the Company.

The Company generally employs its vessels on time charter, bareboat charter or spot charter. With time charters, the Company receives a fixed charterhire per on hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports: the Company is paid for the cargo transported and pays all voyage costs.

In all chartering arrangements, both shipowner and charterer will generally employ the services of one or more brokers, who are paid a commission on the total value of the daily charterhire or a lump sum payable under the charterparty or contract.

The level of the Company's revenues and expenses will vary from year to year depending on, inter alia, the number of vessels controlled by the Company during each year.

Cyclicality of Shipping Industry; Fluctuating Charter Rates and Vessel Values.

The shipping industry has been highly cyclical, experiencing volatility in profitability, vessel values and charter rates resulting from changes in the supply of, and demand for, shipping capacity. The demand for ships is influenced by, among other factors, global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, conflicts, embargoes and strikes. The demand for ships is also influenced by, among other things, the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products. Demand for such products is affected by, among other things, general economic conditions, commodity prices, environmental concerns, weather and competition from alternatives to coal and oil. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. All of these factors which affect the supply of and demand for vessel capacity are beyond the control of the Company. In addition, the nature, timing and degree of change in the shipping markets in which the Company operates, as well as future charter rates and values of its vessels, are not readily predictable.

Accumulated Deficit.

As of December 31, 2002, the Company's accumulated deficit was $24,996,251. This amount consisted of total accumulated losses (net of accumulated profits) of $16,300,407 since the Company's inception and dividends declared of $8,695,844 over the same period. An additional $5,477,561 of dividends were paid and accounted for as a reduction of paid in capital over the same period. The majority of such dividends were paid prior to 1994 when the Company was a self liquidating fund with a dividend policy based on cash flow generation.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Significant Events During 2002

In April 2002, the Company purchased four second-hand container vessels from a non-affiliated third party, each with a two-and-a-half year bareboat charter back. The total purchase price was $25,000,000.

In August and September 2002, the Company sold two LPG carriers to a non-affiliated party for cash. The total sale price was $6,800,000.

Revenue

The Company had gross revenue from charterhire and other sources of $41,858,999 for the year ended December 31, 2002, a 6.6% decrease from gross revenue of $44,823,301 in 2001. The revenue decrease resulted from the following factors: (1) the reduced size of the Company's fleet, (2) a general reduction in time charter rates and (3) the fact that the vessels acquired in 2002 were placed on bareboat charter.

Vessels on time charter
The average rate per day on hire (computed as total revenues divided by total number of days on hire for the vessels on time charter) was $7,633 in 2002 ($9,089 in 2001). The reduction reflects a general decrease in time charter rates arising from poor market conditions in the LPG sector.

In 2002, the Company's on hire performance of the vessels on time charter was 97.6% on a potential 4,517 days (91.8% on a potential 5,180 days in 2001). The increase in on-hire performance was mainly due to the sale in 2001 of less efficient vessels.

In 2002, the vessels on time charter experienced off hire time for the following reasons: (i) 1.11% of the total available days were lost due to technical reasons ("operating off hire"); (ii) 0.43% of the total available days were lost due to dry-docking and planned repair time; (iii) 0.19% of the total available days were lost waiting for employment; and (iv) 0.67% of the total available days represented time spent in positioning for subsequent employment.

Vessels on bareboat charter
The average rate per day on hire for the vessels on bareboat charter was $6,000 per day in 2002 (2001: Nil). Bareboat charter rates are generally lower than time charter rates since the vessel operating expenses are paid by the charterer (See Item 1 Business General). The on-hire performance was 100%.

Costs and Expenses

Commission on charterhire was $1,100,422 in 2002, a 10% decrease from the $1,223,268 incurred during 2001. This decrease is a direct result of decreased revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $20,122,621 for the year ended December 31, 2002, representing a decrease of 13% from 2001 vessel operating expenses plus amortisation of dry-docking which amounted to $23,217,653. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs were equal to 48.1% in 2002 compared to 52.0% in 2001. The decrease in vessel operating expenses as a percentage of revenues in 2002 is due to the fact that the vessels operated on a bareboat basis do not have any operating expenses (see Item 7. Overview). Daily operating expenses per vessel averaged $4,017 in 2002 compared to $4,012 in 2001.

Depreciation was $9,127,713 for the year ended December 31, 2002, compared to $10,761,040 in 2001. The decrease resulted from the reduced fleet size.

General and administrative expenses were $1,382,587 for the year ended December 31, 2002, compared to $1,652,622 in 2001. This represented 3.3% of revenue in 2002 as compared to 3.7% of revenue in 2001. The decrease is due to a reduced bonus distributed to management in 2002 (see Item 11. Executive compensation).

Other Income and Expenses

Interest expense amounted to $6,418,537 for the year ended December 31, 2002 as compared to $7,953,745 in 2001, and represented 15.3% of revenue as compared with 17.7% in 2001. The decrease in interest expense resulted from several factors: (1) a large reduction in interest expense on the Notes due to the repurchases, (2) in 2001, the cancellation of a swap agreement at a cost of $417,000 and (3) a lower level of interest rates in 2002 which was beneficial with respect to the Company's existing credit facility with Fortis Bank and Banque Nationale de Paris "BNP" which loan rate is based on Libor.

Interest income totalled $127,559 in 2002, a decrease from interest income of $373,589 in 2001. The decrease in interest earnings was due to the reduction in the general level of interest rates and lower cash balances.

In 2002, the Company repurchased Notes having a total face value of $180,000 and recorded a gain of $94,598 on the transaction. In 2001, the Company repurchased Notes having a total face value of $33,840,000 and recorded a gain of $11,388,757 on the transactions. The repurchased Notes have been retired.

Impairment Loss

In December 2001, the Board approved the sale of four vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. The provision for estimated impairment loss recorded in 2001 was $10,137,008.

Two vessels were sold in 2002, the other two vessels were reclassified from "held for sale" to "held and used" at the end of 2002. They are carried at the carrying amount, before they were classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used, which amount was lower than fair value at year end.

In January 2003, the Company received appraisals for its fleet (including vessels earmarked for sale) from leading independent shipbrokers. The appraised value of the Company's fleet was approximately $80.5 million. This indicated that the aggregate market value of the vessels was below the carrying values by approximately $10.8 million. The aggregate market value of the gas carriers were $15.9 million below the carrying values, while the aggregate market value of the container carriers were approximately $4.9 million above the carrying values. The Company's estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write downs in asset values are necessary.

Net Income

The net income for the year ended December 31, 2002 was $2,241,906, as compared to a net income of $2,853,217 for the year ended December 31, 2001.

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company's business during the year ended December 31, 2002.

Subsequent events

In early 2003, the Company repurchased in the open market Notes having a face value of $7,000,000, for a cash outlay of approximately $4,561,000 including accrued interest on the Notes. The Company recorded a gain of $2,620,477 the repurchased Notes have been retired.

On March 6, 2003, AP Moeller extended by two additional years the time charter of the four B Type container carriers, which were scheduled to end in September 2003. The renewal rate is substantially lower than the current rate and three of the vessels will have to pass special survey dry-dock during the summer at a substantial cost.

In March 2003, the Board approved the sale of 2 vessels. The vessels will be written down to fair market value less cost to sell. The provision for impairment loss to be recorded will be approximately $ 2.35 million.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2001

Significant Events During 2001

The Company repurchased in the open market Notes having a face value of $33,840,000 and recorded a gain of $11,388,757 on the transactions. The repurchased Notes have been retired.

In February, the Company sold the 1980-built container vessel Columbus Olivos to a non-affiliated company and recorded a gain.

In March, the Company entered into a swap agreement with BNP, as a result of which the variable rate on a loan granted to the Company by BNP in November 1999, had been effectively fixed at 4.985% (exclusive of margin). The swap's notional amount and duration followed the scheduled repayments of the underlying loan. Following the prepayment of the loan, the swap was subsequently terminated by the Company at a cost of $417,000, which has been included in interest expense (see Note 8).

In April, the Company sold the 1983-built container vessel Range to a non-affiliated company and recorded a gain.

In May, the Company sold the 1981-built LPG carrier Everdina to a non-affiliated company and recorded a loss.

In June, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated company and recorded a gain.

In September, the Company sold the 1987-built container vessel MC Sapphire to a non-affiliated company and recorded a gain.

In September, the Company purchased the 1981-built 72,000cbm LPG carrier La Forge from a non-affiliated company with a five-year charterback.

Revenue

The Company had gross revenue from charterhire and other sources of $44,823,301 for the year ended December 31, 2001, a 24% decrease from gross revenue of $59,482,840 in 2000. The revenue decrease was the result of several factors: (1) the Company sold five vessels in the course of 2000 and five additional vessels in 2001 and (2) the four container vessels on long term charter to Maersk were renewed in September 2001 at substantially lower rates.

The average rate per day on hire (computed as total revenues divided by total number of days on hire for the wholly owned fleet on time charter) was $9,089 in 2001 ($9,178 in 2000). The Company's on hire performance in 2001 on a potential 5,180 days was 91.8% (92.9% on a potential 6,976 days in 2000). The deterioration in on-hire performance was mainly due to an increase in time lost waiting and positioning for employment, a direct consequence of the deteriorating markets.

In 2001, the wholly owned fleet experienced off hire time for the following reasons: (i) 0.21% of the total available days were lost due to technical reasons ("operating off hire"); (ii) 0.48% of the total available days were lost due to dry-docking and repair time; (iii) 4.92% of the total available days were lost waiting for employment; and (iv) 2.62% of the total available days represented time spent positioning for subsequent employment.

Costs and Expenses

Commission on charterhire was $1,223,268 in 2001, a 26% decrease from the $1,667,349 incurred during 2000. This decrease was a direct result of the decreased revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $23,217,653 for the year ended December 31, 2001, representing a decrease of 27% over 2000 vessel operating expenses plus amortisation of dry-docking which amounted to $32,012,946. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs were 52.0% in 2001 compared to 53.8% in 2000. Daily operating expenses per vessel averaged $4,012 compared to $3,843 in 2000. The decrease in the amount of vessel operating expenses in 2001 compared to 2000 is due to the reduced number of vessels owned in 2001. The decrease as a percentage of revenues and the increase in daily operating expenses is due to the fact that the Company had sold its smallest vessels.

Management fees and brokerage commissions paid to V. Ships totalled $1,516,059 and $300,573, respectively, for the year ended December 31, 2001, representing in total 4.0% of revenues. In 2000, management fees and brokerage commissions paid to V. Ships totalled $1,879,978 and $459,959, respectively, representing in total 3.9% of revenues.

Depreciation was $10,761,040 for the year ended December 31, 2001, compared to $16,194,411 in 2000. The decrease is mainly accounted for by the sale of the Maersk Tampa and from the fact that the vessels earmarked for sale in June 2000 have not been depreciated since that date in accordance with FAS 121/144.

General and administrative expenses were $1,652,622 for the year ended December 31, 2001, compared to $1,558,510 in 2000. This represented 3.7% of revenue in 2001 as compared to 2.6% of revenue in 2000. The percentage increase is due to the marked reduction in the Company revenues and to the distribution of a bonus to the staff in 2001 (see Item 11: Executive compensation).

Other Income and Expenses

Interest expense amounted to $7,953,745 for the year ended December 31, 2001, 17.7% of revenue as compared with 21.0% in 2000. The decrease in interest expense resulted primarily from the reduced interest charges on the Notes following the repurchases effected in early 2001. Also included in interest expense in 2001 is $417,000 related to the early termination of a swap agreement.

Interest income totalled $373,589 in 2001, a decrease from interest income of $664,718 in 2000. The decrease in interest earnings was due to a reduction in the general level of interest rates.

The Company's equity losses from associated companies amounted to $296,378 in 2001 as a result of the write off of the investment in the Company's only joint venture. The Medwave, a multipurpose seariver vessel owned by the joint venture, was sold in July 2001 and the joint venture liquidated. The Company does not expect to incur any additional expenditure related to this joint venture.

In 2001, an amount of $1,542,371, representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the Notes, was written off following the repurchase and retirement by the Company of Notes having a face value of $33,840,000. The Company realised a net gain of $11,388,757 on the repurchase and retirement of these Notes.

Impairment Loss

In June 2000, the Board of Directors reviewed the performance of the Company's vessels. Due to the age and declining revenues related to certain vessels, the Board approved the sale of five vessels (in addition to the three seariver vessels which had been approved for sale in 1999). The vessels were written down to the lower of book value or fair market value less costs to sell and a provision for estimated impairment loss of $17,876,067 was recorded in 2000.

Six of the eight earmarked vessels were sold by the end of 2001. In the year ended December 31, 2001, revenues from the earmarked vessels totalled approximately $5,100,000, representing 11.4% of total revenues. The two vessels which had not yet been sold accounted for revenues of approximately $1,600,000 in 2001.

In December 2001, the Board approved the sale of four additional vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. A provision for estimated impairment loss of $10,137,008 was recorded in 2001.

In January 2002, the Company received appraisals for its fleet (including vessels earmarked for sale) from leading independent shipbrokers. The appraised value of the Company's fleet was approximately $71 million, which indicated that the market value of the vessels was below the carrying values by $12.5 million. However, the Company's estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write downs in asset values are necessary.

Net Income/Loss

The net income for the year ended December 31, 2001 was $2,853,217, as compared to a net loss of $25,667,616 for the year ended December 31, 2000.

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company's business during the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a discussion of the accounting policies applied by the Company that are considered to involve a higher degree of judgment in their application. See Note 1. to the Company's audited Consolidated Financial Statements and Notes thereto included herein for details of all of the Company's material accounting policies.

The Company's application of FAS 144 rules are based on judgements regarding the existence of impairment indicators, which in turn are based on management estimates and assumptions regarding future market performance and future vessel operating and financial performance. Actual results could differ from these estimates and the company may have to record additional impairment charges not previously recognised.

At December 31, 2002, the book value of the company's vessels exceeds the market value by approximately $10,800,000. If future events cause the company to conclude that vessels are further impaired, the resulting impairment loss could have a material adverse impact on the company's financial condition and results of operations.

LIQUIDITY AND SOURCES OF CAPITAL

The Company generated cash flows from operations of $11,675,654 in 2002 compared to $11,869,126 in 2001., on reduced revenues.

The Company had $14,061,451 in cash available at December 31, 2002 as compared to $14,252,732 at December 31, 2001. A portion of the cash is restricted: at December 31, 2002, deposits totalling $2,001,759 (December 31, 2001 - $768,411) are pledged to guarantee the Company's performance under various loan agreements. In addition, it should be noted that $3,617,858 was deposited in vessels operating accounts which are directly operated by the vessel technical managers ($3,427,232 in 2001).

In 2002, the Company repaid net borrowings of $10,078,303 with cash provided by operating activities. Included in this repayment was the retirement of $180,000 of Notes in exchange for consideration of $82,800.

The Company's long term debt (including the current portion) increased from $70,508,162 as of December 31, 2001 to $78,429,859 as of December 31, 2002. The increase is due to the $18,000,000 loan incurred to buy four container vessels in April 2002 (see Note 6. Long Term Debt).

Aggregate maturities of long-term debt subsequent to December 31, 2002 are as follows:

2003 2004 2005 2006 2007 And thereafter Total	$12,968,616 $11,379,553 $ 4,179,553 $15,262,137 $34,640,000 $78,429,859

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the Company is committed to charter the vessel back from the buyer for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,700,000 as follows:

2004 2005 2006 Total	$ 560,000 $6,500,000 $2,640,000 $9,700,000

These amounts do not take into consideration any revenues the Company will earn from chartering the vessel to another party.

The ratio of current assets to current liabilities decreased from 1.08 at December 31, 2001 to 0.88 at December 31, 2002. Consequent upon the acquisition of four containerships in April 2002, the Company's cash balances decreased by approximately $7,000,000 and the current portion of long term debt increased by $7,200,000 following the drawdown of the loan granted to the Company by Nedship Bank to finance the acquisition of the vessels (the cash flows from the purchased vessels are expected to be sufficient to cover the expected interest and principal repayments).

Management believes that the net cash provided by operating activities and sale of some vessels will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2003, based on current levels of charter rates.

The Company does not currently have any significant commitments for capital expenditures.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

The Company has entered into two interest rate swap agreements, which are used to hedge the Company's interest rate exposure associated with its long-term debt. At December 31, 2002, one swap agreement had a notional amount of $1,589,062, a fair market value of $19,247 in favour of the Bank and an interest rate of 3.78%. It will expire in September 2003. The second swap agreement had a notional amount of $10,096,875, a fair market value of $490,920 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long-term debt as described below.

At December 31, 2002, the Company had approximately $17,703,922 in variable long term debt outstanding which was not hedged by interest rate swaps, corresponding to the outstanding amount of the credit facility of $40,000,000 granted in June 1998 to the Company by Fortis bank and BNP. The facility bears interest at LIBOR plus 1.25% and matures in June 2006. For every one-percent variation in interest rate, the interest expense would vary by $168,081.

Impact of Currency Fluctuations

The Company's functional currency is the US dollar; however, a number of transactions are performed in other currencies. In 2002, approximately 4% of total revenues and approximately 15% of total costs and expenses were denominated in currencies other than US dollars.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

MC Shipping Inc. and subsidiaries

We have audited the consolidated balance sheets of MC Shipping Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MC Shipping Inc. and its subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG
Chartered Accountants

Nicosia, Cyprus
March 11, 2003

MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS

	DECEMBER 31 2002	DECEMBER 31 2001
	_____________	_____________
CURRENT ASSETS

Cash and cash equivalents	$14,061,451	$14,252,732
Restricted cash	2,001,759	768,411
Hire receivables	8,560	128,808
Recoverable from insurers	946,447	662,166
Inventories	506,401	777,330
Receivables from affiliates	80,518	159,286
Prepaid expenses and other current assets	1,182,139	1,373,532
	_____________	_____________
TOTAL CURRENT ASSETS	18,787,275	18,122,265
	_____________	_____________

VESSELS, AT COST	134,303,246	128,311,809
Less - Accumulated depreciation	(43,098,414)	(44,836,362)
	_____________	_____________
	91,204,832	83,475,447
	_____________	_____________
FURNITURE & EQUIPMENT, AT COST	33,955	27,770
Less - Accumulated depreciation	(25,492)	(15,550)
	_____________	_____________
	8,463	12,220
	_____________	_____________

OTHER ASSETS
Dry-docking costs (net of accumulated amortization of $1,180,678 in 2002 and $616,094 in 2001)	1,638,711	2,252,489
Debt issuance cost (net of accumulated amortization of $1,446,026 in 2002 and $1,158,864 in 2001)	989,956	966,576
	_____________	_____________

TOTAL ASSETS	$112,629,237	$104,828,997
	_____________	_____________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY

	DECEMBER 31 2002	DECEMBER 31 2001
	_____________	_____________

CURRENT LIABILITIES
Accounts payable	$650,174	$676,509
Hire received in advance	629,645	1,144,394
Accrued expenses	5,455,907	7,025,733
Accrued interest	1,675,313	1,657,594
Current portion of long term debt	12,968,616	6,298,303
	_____________	_____________
TOTAL CURRENT LIABILITIES	21,379,655	16,802,533
	_____________	_____________

LONG TERM DEBT
11.25% Senior notes due 2008	34,640,000	34,820,000
Secured loans	30,821,243	29,389,859
	_____________	_____________
TOTAL LONG TERM DEBT	65,461,243	64,209,859
	_____________	_____________

TOTAL LIABILITIES	86,840,898	81,012,392
	_____________	_____________

SHAREHOLDERS' EQUITY
Common stock, $.01 par value
20,000,000 shares authorised in 2002 and 2001
8,481,624 shares issued and outstanding in 2002 and 2001	84,816	84,816
Additional paid-in capital	52,165,202	52,232,899
Less: Treasury stock, at cost (241,466 shares at December 31,2002 and 263,270 at December 31, 2001)	(971,185)	(1,058,882)
Accumulated deficit	(24,996,251)	(27,238,157)
Accumulated comprehensive income	(494,243)	(204,071)
	_____________	_____________
TOTAL SHAREHOLDERS' EQUITY	25,788,339	23,816,605
	_____________	_____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$112,629,237	$104,828,997
	_____________	_____________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31
	2002	2001	2000

CHARTERHIRE AND OTHER INCOME	$41,858,999	$44,823,301	$59,482,840
COSTS AND EXPENSES
Commission on charterhire	(1,100,422)	(1,223,268)	(1,667,349)
Vessel operating expenses	(19,547,436)	(22,321,851)	(30,879,820)
Amortization of dry-docking costs	(575,185)	(895,802)	(1,133,126)
Depreciation	(9,127,713)	(10,761,040)	(16,194,411)
General and administrative expenses	(1,382,587)	(1,652,622)	(1,558,510)
	___________	___________	___________
OPERATING INCOME	10,125,656	7,968,718	8,049,624
OTHER INCOME/(EXPENSES)
Interest expense	(6,418,537)	(7,953,745)	(12,483,936)
Interest income	127,559	373,589	664,718
Equity in losses from associated companies	-	(296,378)	(90,314)
Provision for impairment losses on vessels	(1,687,370)	(10,712,007)	(17,876,067)
Gains/Losses on disposals of vessels	-	2,084,283	(3,931,641)
Gains on repurchases of notes	94,598	11,388,757	-
	___________	___________	___________
NET INCOME/(LOSS)	$2,241,906	$2,853,217	$(25,667,616)
	___________	___________	___________
BASIC AND DILUTED PER SHARE AMOUNTS : -
Net Income/(Loss)	$0.27	$0.35	$(3.15)
	___________	___________	___________
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,228,868	8,180,134	8,157,429
	___________	___________	___________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31
	2002	2001	2000
	____________	____________	____________

NET INCOME / (LOSS)	2,241,906	$ 2,853,217	$(25,667,616)
Adjustments to reconcile Net Income / (Loss) to net cash provided from operating activities:
Depreciation	9,127,713	10,761,040	16,194,411
Amortization of dry-docking costs	575,185	895,802	1,133,126
Amortization of issuance costs	287,161	293,478	467,138
Provision for impairment loss on vessels	1,687,370	10,712,007	17,876,067
Equity in loss of associated company	-	296,378	90,314
Dry-docking costs capitalised	(162,778)	(1,683,386)	(998,038)
Gains/Losses on disposals of vessels	-	(2,084,283)	3,931,641
Gains on repurchases of Notes	(94,598)	(11,388,757)	-
Non cash compensation to Directors	20,000	50,000	-
Changes in Operating Assets and Liabilities:
Hire receivables	120,248	(6,562)	443,927
Recoverable from insurers	(284,281)	967,179	1,005,365
Inventories	270,929	231,240	333,529
Receivables from affiliates	78,768	429,543	659,654
Prepaid expenses and other current assets	191,393	1,082,114	1,927,195
Accounts payable	(26,335)	(1,726,348)	(598,384)
Accrued expenses and hire received in advance	(2,084,575)	1,481,564	(2,525,368)
Accrued interest	(272,453)	(1,295,100)	(305,324)
	____________	____________	____________
CASH PROVIDED FROM OPERATING ACTIVITIES	11,675,653	11,869,126	13,967,637
	____________	____________	____________
INVESTING ACTIVITIES
Purchases of vessels	(25,000,000)	(18,165,000)	-
Proceeds from disposals of vessels	6,664,000	37,711,547	3,424,409
Purchase of office equipment	(3,340)	(7,571)	(1,034)
Change in restricted cash	(1,233,348)	558,287	297,500
	____________	____________	____________
NET CASH (USED BY)/PROVIDED FROM INVESTING ACTIVITIES	(19,572,688)	20,097,263	3,720,875
	____________	____________	____________
FINANCING ACTIVITIES
Repayments of long-term debt	(9,898,303)	(29,089,866)	(13,620,388)
Draw down of term loans	18,000,000	17,700,000	-
Payment of debt issuance costs	(313,143)	(202,316)	(186,343)
Repurchases of notes	(82,800)	(20,908,872)	-
	____________	____________	____________
NET CASH PROVIDED FROM /(USED BY) FINANCING ACTIVITIES	7,705,754	(32,501,054)	(13,806,731)
	____________	____________	____________
NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	(191,281)	(534,665)	3,881,781
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	14,252,732	14,787,397	10,905,616
	____________	____________	____________
CASH & CASH EQUIVALENTS AT END OF YEAR	14,061,451	$14,252,732	14,787,397
	____________	____________	____________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	No. of SharesIssued	Common Stock par Value	Treasury Stock At cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other comprehensive Income	Shareholders' Equity
	_______	_______	________	________	_________	_________	__________
December 31, 1999	8,481,624	$84,816	$(1,303,925)	$52,427,942	$(4,423,758)	-	$46,785,075
Net loss					(25,667,616)		(25,667,616)
	_______	_______	________	________	_________	_________	__________
December 31, 2000	8,481,624	$84,816	$(1,303,925)	$52,427,942	$(30,091,374)	-	$21,117,459

Components of Comprehensive Income:
Net Income					2,853,217		2,853,217
Other comprehensive income:
Foreign currency Translation Adjustment						(10,298)	(10,298)
Unrealized losses on cash flow hedges						(193,773)	(193,773)
					_______	_______	_______
Total Comprehensive Income					2 2,853,217	( (204,071)	2,649,146
Transfer of Treasury Stock to Directors as remuneration for past services			245,043	(195,043)			50,000
	________	________	_________	_________	_________	_________	__________
December 31, 2001	8,481,624	$84,816	$(1,058,882)	$52,232,899	$(27,238,157)	$(204,071)	$23,816,605
	________	________	_________	_________	_________	_________	__________

Components of Comprehensive Income:
Net Income					2,241,906		2,241,906
Other comprehensive income:
Foreign currency Translation Adjustment						26,222	26,222
Unrealised losses on cash flow hedges						(316,394)	(316,394)
	______	______	______	______	______	______	______
Total Comprehensive Income					2 2,241,906	(290,172)	1,951,734
Transfer of Treasury Stock to Directors as remuneration for past services			87,697	(67,697)			20,000
	______	______	______	______	______	______	______
December 31, 2002	8,481,624	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$(494,243)	$25,788,339
	______	______	______	______	______	______	______

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, currently owns and operates seventeen second-hand vessels comprising seven LPG carriers, eight containerships and two multipurpose seariver vessels. The accompanying consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Although the Company's fleet operates under the Bahamas and the St. Vincent & the Grenadines flags, its books and records are maintained in US Dollars, which is the Company's functional currency.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

An investment of 50% ownership in an associated company was accounted for under the equity method. The investment became impaired in 2001 and, as a result, the Company recorded a charge to write off the remaining balance of the investment.

REVENUE RECOGNITION: Charter revenues are principally derived from time and bareboat charters and voyage charters entered into with customers operating throughout the world. Time and bareboat charter revenue is recognised on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method.

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to expense when incurred. Costs incurred during periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey dry-docking. For the vessels that are earmarked for sale, dry-docking expenses are charged to expenses when incurred.

VESSELS AND DEPRECIATION: Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service. Depreciation is calculated, based on cost, less estimated salvage value, using the straight-line method, over the remaining economic life of each vessel. The economic life of LPG carriers is assumed to extend from the date of their construction to the date of the final special survey which is closest to 30 years from the date of their construction. The economic life of other vessels is assumed to extend from the date of their construction to the date of the fifth special survey, which is closest to 25 years from the date of their construction. If a ship is used beyond its fifth special survey, its economic life is assumed to extend to the end of its current charter.

Long-lived assets used in operations are written down to fair value when information indicates that the carrying amount is not recoverable and assets to be disposed of are valued at the lower of carrying amount or fair value less cost to sell. Depreciation is not recorded on the vessels that are earmarked for sale as such vessels are included in the financial statements at their market value, and such value is reviewed at the end of each quarter (see Note 4).

IMPAIRMENT OF LONG-LIVED ASSETS: The U.S. Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long lived assets and supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company adopted SFAS 144 as of January 1, 2002, without any effect on the Company's financial position and results of operations. The standard requires that long-lived assets and certain identifiable intangibles held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss for an asset held for use should be recognized, when the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount. Measurement of the impairment loss is based on the fair value of the asset.

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. In 2001 and 2002, amounts of $1,542,371 and $5,925 respectively, representing portions of the debt issuance costs incurred in 1998 in connection with the Company's issuance of Notes, were written off, following the Company's repurchase and retirement of Notes having a face value of $33,840,000 and $180,000 respectively. These were recorded as a reduction of gains on debt extinguishment. There were no Note repurchases in 2000. An amount of $166,248, representing the unamortized balance of the debt issuance costs incurred in 1999 in connection with the Company's financing of the Maersk Tampa, was written off in 2001, following the sale of the vessel. This was recorded as a reduction of the gain on the disposal. Normal amortisation expense, included in Interest Expense, amounted to $287,161 in 2002, $197,912 in 2001 and $467,138 in 2000.

INTEREST RATE SWAPS: Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), requires the Company to recognise its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments designated and qualifying as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings.

For derivative instruments not designated as hedging instruments, the gain or loss is recognised in current earnings during the period of change. The Company does not hold derivative instruments that are designated and qualify as a fair value hedge or hedge of a net investment in a foreign currency.

The Company has entered into interest-rate swap agreements to modify the interest characteristics of its outstanding debt (See Note 6). Each interest-rate swap agreement is designated with all of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement.

INVENTORIES: Inventory primarily consists of finished goods and is stated at the lower of cost or market, on a first-in, first-out basis.

STOCK-BASED COMPENSATION: In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. SFAS 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. At December 31, 2002, the company has one stock-based employee compensation plan, which is described more fully in Note 9. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in operating results, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001
Net income as reported	2,241,906	2,853,217
Pro forma income (expense)	(27,474)	(60,242)
Pro forma net income	2,214.432	2,792,975
Basic earnings per share as reported	0.27	0.35
Pro forma basic earnings per share	0.27	0.34
Diluted earnings per share as reported	0.27	0.35
Pro forma diluted earnings per share	0.27	0.34

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS: Recent Statements of Financial Accounting Standards ("SFAS") issued by the Financial Accounting Standards Board ("FASB") are summarized as follows:

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB Statement No. 13, and Technical Corrections", which is effective for fiscal years beginning after May 15, 2002. This Statement requires most gains and losses from extinguishment of debt to be presented as a gain or loss from continuing operations rather than as an extraordinary item. Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations, Reporting Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. This Statement also amends FASB No. 13, which requires that certain capital lease modifications be treated as a sale-leaseback transaction. The Company adopted Statement 145 in 2002 and reclassified the gains recognized on extinguishments of debt as gains from continuing operations. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

SFAS 143, "Accounting for Asset Retirement Obligations", relates to financial accounting and reporting requirements associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The management of the Company does not believe that the adoption of this statement will have a significant effect on the Company's results of operations and financial position.

FIN 45, In November 2002, the FASB issued FASB interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption of FIN 45 is not expected to have a significant effect on the financial statements.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of deposits with banks.

RESTRICTED CASH: Deposits totalling $2,001,760 (December 31, 2001 - $768,411) are restricted to guarantee the Company's performance under various loan agreements.

EARNINGS PER SHARE: Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock.

TAXATION: The Company is not subject to corporate income taxes in Liberia because its income is derived from non-Liberian sources. Additionally, the Company believes that it is not subject to corporate income taxes in other jurisdictions, including the United States.

CHANGE IN PRESENTATION: Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2:        RELATED COMPANY TRANSACTIONS

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships, an affiliated company, for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade and excluding the vessels which are on bareboat charter which are managed by the charterer. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2002, the management fees were fixed at the rate of $8,350 per vessel/per month for the container ships and the LPG carrier Laforge and at the rate of $8,250 per vessel/per month for the LPG carriers managed by V.Ships (in 2001, management fees were respectively $8,100 and $8,000). In 2002, $1,233,510 was paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (2001 - $1,516,059 ; 2000 - $1,879,978).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In 2002, commercial chartering commissions totalling approximately $81,714 have been paid by the Company to V.Ships (2001 - $300,573 ; 2000 - $459,959).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposition of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2002, the Company paid a total of approximately $35,493 in commissions and legal fees to affiliates of V.Ships in connection with the acquisition and disposals of vessels (2001 - $84,716 ; 2000 - $41,828).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2002, the rental cost and telecommunication expenses paid to affiliates of V. Ships were approximately $88,365 (2001 - $154,328 ; 2000 - $184,978).

In 2001, the Company decided to outsource its bookkeeping functions to V.Ships (Cyprus) Limited. In 2002, the Company paid a total of approximately $32,375 for such accounting services (2001 - $34,626).

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services described below.

The Company places part of its vessels hull and machinery insurance, increased value insurance and war risk insurance through a captive insurance company, affiliated with V. Ships. In 2002, the Company was charged with insurance premiums of approximately $993,595 which were included in vessel operating expenses (2001 - $1,050,288 ; 2000 - $1,060,912).

The Company uses, for crew and staff travelling, the services of a company affiliated with V.Ships. In 2002, such travelling expenses amounted to approximately $144,577 and were included in vessel operating expenses or in general and administrative expenses (2001 - $166,310 ; 2000 - $294,007).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2002, the Company paid approximately $344,018 for these services, which were included in the vessels operating expenses (2001 - $503,420 ; 2000 - $463,350).

The Company uses for manning, safety and training, various companies affiliated with V.Ships. In 2002, such expenses amounted to approximately $563,594 and were included in vessel operating expenses (2001 - $917,880 ; 2000 - $1,361,969).

At December 31, 2002, the Company had intercompany balances of trade account receivable of $80,518 due from affiliates ($159,286 in 2001).

NOTE 3:        ACQUISITIONS AND SALES OF VESSELS

In February 2001, the Company sold the 1980-built container vessel Columbus Olivos to a non-affiliated company and recorded a gain.

In April 2001, the Company sold the 1983-built container vessel Range to a non-affiliated company and recorded a gain.

In May 2001, the Company sold the 1981-built LPG carrier Everdina to a non-affiliated company and recorded a loss.

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated company and recorded a gain. The vessel was sold with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the Company is committed to charter the vessel back from the buyer for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months.

In July 2001, the vessel Medwave was sold (see Note 5. Investment in Associated company).

In September 2001, the Company sold the 1987-built container vessel MC Sapphire to a non-affiliated company and recorded a gain.

The Company recorded net gains totalling $2,084,283 on the sale of vessels in 2001.

In September 2001, the Company purchased for $18,165,000 the 1981-built 72,000cbm LPG carrier La Forge from a non-affiliated company with a five-year charterback.

In April 2002, the Company purchased four second-hand container vessels from a non-affiliated third party with a two-and-a-half year bareboat charter back. The total purchase price was $25,000,000.

In August and September 2002, the Company sold two LPG carriers to a non-affiliated party for cash. The total sale price was $6,800,000. The Company recorded no gain or loss on the sale of vessels in 2002.

NOTE 4:        LOSS ON IMPAIRMENT OF VALUE OF ASSETS

In June 2000, the Board of Directors reviewed the performance of the Company's vessels. Due to the age and declining revenues related to certain vessels, the Board approved the sale of five vessels (in addition to the three seariver vessels that were approved for sale in 1999). The vessels were written down to the lower of book value or fair market value less costs to sell and a provision for estimated impairment loss of $17,876,067 was recorded in 2000.

Six of the eight vessels were sold in the second half of 2000 and in 2001. In the year ended December 31, 2001, revenues from the earmarked and sold vessels totalled approximately $5,100,000, representing 11.4% of total revenues.

In December 2001, the Board approved the sale of four additional vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. The provision for estimated impairment loss recorded in 2001 was $10,137,008.

Two of the four vessels were sold in August and September 2002 at no gain or loss. In the year ended December 31, 2002, revenues from these vessels totalled approximately $2,180,000, representing 5.2% of total revenues.

Two vessels earmarked for sale in December 2001 were reclassified from "held for sale" to "held and used" at the end of 2002. They are carried at the lower of (1) carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used or (2) fair value at year end.

In January 2003, the Company received appraisals for its fleet from leading independent shipbrokers. The appraised value of the Company's fleet was approximately $80.5 million. This indicated that the aggregate market value of the vessels was below the carrying values by approximately $10.8 million. The aggregate market value of the gas carriers were $15.9 million below the carrying values, while the aggregate market value of the container carriers was approximately $4.9 million above the carrying values. However, the Company's estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered.

Evaluating recoverability in accordance with FAS 144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write downs in asset values are necessary.

NOTE 5:         INVESTMENT IN ASSOCIATED COMPANY

In September 1997, the Company entered into a joint venture agreement with an independent Italian group pursuant to which the Company acquired fifty percent of the issued share capital of Medwave Shipping Limited ("Medwave"), the owner of a 1986-built multipurpose seariver vessel. After reviewing the market value of the vessel at June 30, 2001, it was estimated that the investment was not recoverable and a $296,378 write off was recorded. In July 2001, the vessel was sold and the joint venture was liquidated. The Company does not expect that any further costs will be incurred by the Company in relation to this joint venture.

NOTE 6:        LONG-TERM DEBT

Long-term debt consisted of the following at December 31,2002 and 2001:

	2002	2001
	_______________
	(in thousands $)

11.25% Notes due 2008	34,640	34,820
Fortis/BNP amortising loan due 2006	17,704	19,191
5.42% Nedship amortising loan due 2004	14,400	-
Scotiabank amortising loan due 2003	1,589	3,708
Scotiabank amortising loan due 2006	10,097	12,789
	78,430	70,508
less current portion	12,969	6,298
Long term debt	65,461	64,210

In March 1998, the Company issued $100,000,000 of 10-year Senior Notes (the "Notes"). The Notes were issued pursuant to an Indenture (the "Indenture") between the Company and Bankers Trust Company as trustee. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 in each year at a rate of 11.25% per annum. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all other senior unsecured indebtedness of the Company. The Notes effectively rank junior to all secured indebtedness and to any indebtedness of the Company's subsidiaries. The Company's obligations under the Indenture were guaranteed on a senior unsecured basis as of the date of the Indenture by substantially all of the Company's then existing vessel-owning subsidiaries and in the future may be jointly and severally guaranteed by certain other subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. The Company is a holding company with no material operations, cash flows or assets, other than the cash proceeds of the issuance of the Notes which have been invested in its subsidiaries, and investments in and advances to subsidiaries. As of December 31, 2002 and 2001, certain subsidiaries are not guarantors of the Notes. The following is summarised combining financial information of the Company and its guarantor subsidiaries and of the non-guarantor subsidiaries of the Company as of 31 December 2002 and 2001 (there were no non-guarantors in 2000):

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations
INCOME STATEMENT DATADECEMBER 31, 2002
CHARTER HIRE AND OTHER INCOME	41,858,999	-	27,310,177	15,154,759	605,937
OPERATING INCOME	10,125,656	(1,254,909)	5,580,119	5,800,446	-

INTEREST EXPENSE	(6,418,537)	(4,050,218)	(1,368,256)	(1,000,063)	-

PROVISION FOR ESTIMATED IMPAIRMENT	(1,687,370)	-	(37,370)	(1,650,000)	-

GAINS ON DEBT EXTINGUISHMENT	94,598	94,598	-	-	-

NET INCOME / (LOSS)	2,241,906	(5,106,201)	4,179,367	3,168,740	-

BALANCE SHEET DATADECEMBER 31, 2002

ASSETS
CURRENT ASSETS	18,787,275	7,403,767	7,632,821	3,750,687	-
VESSELS	91,204,832	-	69,733,258	21,471,574	-
FURNITURE & EQUIPMENT	8,463	-	-	8,463	-
INVESTMENT IN SUBSIDIARIES	-	33,031,531	(32,775,563)	(255,968)	(296,158)
OTHER ASSETS:
Dry-docking costs	1,638,711	-	1,628,947	9,764	-
Debt issuance costs	989,956 __________	638,161 __________	222,736 __________	129,059 __________	- __________
TOTAL ASSETS	112,629,237	41,073,459	46,442,199	25,113,579	(296,158)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	21,379,655	1,941,601	12,753,348	6,684,706	-
LONG TERM DEBT:
11.25 % Senior Notes due 2008	34,640,000	34,640,000	-	-	-
Secured Loans	30,821,243		23,416,868	7,404,375	-
SHAREHOLDERS' EQUITY:	25,788,339 __________	4,491,858 __________	10,271,983 __________	11,024,498 __________	(296,158) __________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	112,629,237	41,073,459	46,442,199	25,113,579	(296,158)

CASH FLOW - DECEMBER 31, 2002

CASH PROVIDED FROM OPERATING ACTIVITIES	11,675,653	(4,912,104)	11,376,738	4,914,861	296,158
NET CASH PROVIDED FROM INVESTING ACTIVITIES	(19,572,688)	2,472,038	(22,790,250)	1,041,682	(296,158)
NET CASH (USED BY)/ PROVIDED FROM FINANCING ACTIVITIES	7,705,754	(82,800)	12,599,804	(4,811,250)	-
NET (DECREASE)/INCREASE IN CASH	(191,281)	(2,522,866)	1,186,292	1,145,293	-
CASH AT BEGINNING OF YEAR	14,252,732	9,874,918	1,675,248	2,702,566	-
CASH AT YEAR END	14,061,451	7,352,052	2,861,540	3,847,859	-

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations
INCOME STATEMENT DATADECEMBER 31, 2001
CHARTER HIRE AND OTHER INCOME	$ 44,823,301	159,760	32,320,240	$ 12,343,301
OPERATING INCOME	(7,968,718)	(957,761)	5,816,784	3,109,695

INTEREST EXPENSE	(7,953,745)	(5,552,312)	(1,939,569)	(461,863)
PROVISION FOR ESTIMATED IMPAIRMENT	(10,712,007)	-	(10,045,851)	(666,156)

GAINS ON DEBT EXTINGUISHMENT	11,388,757	11,388,757	-	-

NET INCOME / (LOSS)	2,853,217	4,928,093	(4,062,772)	1,987,896
BALANCE SHEET DATADECEMBER 31, 2001

ASSETS
CURRENT ASSETS	18,122,265	9,938,928	6,139,635	2,043,702
VESSELS	83,475,447	-	57,935,601	25,539,846
FURNITURE & EQUIPMENT	12,220	-	-	12,220
INVESTMENT IN SUBSIDIARIES	-	37,519,650	(35,870,064)	(1,302,639)	(346,947)
OTHER ASSETS:
Dry-docking costs	2,252,489	-	2,252,489	-
Debt issuance costs	966,577 __________	780,312 __________	- __________	186,265 __________	__________
TOTAL ASSETS	$ 104,828,997	48,243,890	30,457,661	26,479,393	(346,947)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	16,802,533	1,926,228	7,943,982	6,932,323	-
LONG TERM DEBT:
11.25 % Senior Notes due 2008	34,820,000	34,820,000	-	-	-
Secured Loans	29,389,859	-	17,703,922	11,685,938	-
SHAREHOLDERS' EQUITY:	23,816,605 __________	11,492,662 __________	4,809,757 __________	7,861,133 __________	(346,947) __________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 104,828,997	48,238,890	30,457,661	26,479,393	(346,947)

CASH FLOW - DECEMBER 31, 2001

CASH PROVIDED FROM OPERATING ACTIVITIES	11,869,127	(14,615,052)	18,111,987	8,372,192	-
NET CASH PROVIDED FROM INVESTING ACTIVITIES	19,538,975	32,832,658	6,392,986	(19,686,669)	-
NET CASH (USED BY)/ PROVIDED FROM FINANCING ACTIVITIES	(32,501,054)	(20,908,872)	(24,387,053)	12,794,871	-
NET (DECREASE)/INCREASE IN CASH	(1,092,952)	(2,691,266)	117,920	1,480,394	-
RESTRICTED AND UNRESTRICTED CASH AT BEGINNING OF YEAR	16,114,095	12,566,184	2,584,646	963,265	-
RESTRICTED AND UNRESTRICTED CASH AT YEAR END	$ 15,021,143	9,874,918	2,702,566	2,443,659	-

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

The Board of Directors has authorised Management to repurchase Notes in the open market at times, prices and volumes, which Management deems appropriate. In 1998, the Company repurchased Notes having a face value of $8,000,000 and recorded net extraordinary gains of $2,354,465 on the transactions. In 1999, the Company repurchased Notes having a face value of $23,340,000 and recorded net extraordinary gains of $6,079,702 on the transactions. In 2001, the Company repurchased Notes having a total face value of $33,840,000 and recorded a net extraordinary gain of $11,388,757 on the transactions. In 2002, the Company repurchased Notes having a face value of $180,000 and recorded net extraordinary gains of $94,598 on the transactions. The repurchased Notes have been retired. The Company wrote off the portion of debt issuance costs relating to the Notes repurchased (see Note 1 to the Financial Statements - Debt Issuance Costs).

The Company has a long-term debt agreement with Fortis Bank (previously named MeesPierson N.V.) and Banque Nationale de Paris ("BNP") obtained in June 1998. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances are made by reference to the ages and to the types of vessels acquired. The Company made drawings totalling $23,133,333 to finance or refinance the acquisition of vessels. At December 31, 2002, the total amount outstanding under this facility was $17,703,922 and drawings are no longer permitted.

The Company had a long-term debt agreement with BNP obtained in November 1999 to finance the acquisition of a second-hand containership by one of the Company's subsidiaries. The loan was repayable over five years in quarterly instalments commencing in March 2001 at $700,000 per quarter, increasing to $725,000 per quarter in 2001, with a balloon of $8,000,000 due in December 2004. The facility bore interest at LIBOR plus 1.5%. A swap agreement was entered into with BNP in March 2001, as a result of which the variable rate on the loan, exclusive of margin, had been effectively fixed at 4.985%. The loan was fully prepaid in June 2001 when the vessel was sold. The swap was subsequently terminated at a cost of $417,000, which has been recorded as interest expense.

In September 2001, the Company was granted a $17,700,000 credit facility by Scotiabank in order to finance the acquisition of a second-hand LPG vessel by one of the Company's wholly owned subsidiaries. The facility bears interest at LIBOR plus 2% and is non-recourse to the Company. The acquiring subsidiary made a drawing of $13,462,500, which is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap's notional amount and duration follow the scheduled repayments of the underlying loan. In addition, two of the Company's wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998, made drawings totalling $4,237,500 under this facility to refinance their vessels. This second advance is repayable over two years in equal quarterly instalments. A swap agreement was also entered into with Scotiabank, as a result of which the variable rate on the loans, exclusive of margin, has been effectively fixed at 3.78%. The swap's notional amount and duration follow the scheduled repayments of the underlying loans. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are recognised as comprehensive income or loss.

During the year ended December 31, 2001, the Company recognised losses of $417,000 in relation to one swap agreement as this agreement had been terminated following the sale of the financed vessel. This loss was recorded as interest expense.

The Company's long-term bank debt is secured by certain of its vessels. Certain loan agreements contain debt covenants related to minimum liquidity reserves of 10% of the total amount of bank debt outstanding, minimum value clauses for the vessels and minimum tangible net worth. At December 31, 2002, tangible net worth exceeded the minimum requirement by $4,361,730.

Aggregate maturities of long-term debt in each of the five years subsequent to December 31, 2002 are as follows:

2003 2004 2005 2006 2007 And thereafter Total	$12,968,616 $11,379,553 $ 4,179,553 $15,262,137 $34,640,000 $78,429,859

The interest rates applicable to the Company's long-term debt at December 31, 2002 ranged from 3.0625% to 11.25%. During the year ended December 31, 2002, interest paid in relation to the Notes and other long-term debt totalled $6,113,656 (2001 - $8,453,619 ; 2000 - $12,305,262).

NOTE 7:        FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2002 and 2001, financial instruments had the following values:

		2002		2001
		Fair Value	Book Value	Fair Value	Book Value
Cash & Cash Equivalents	(a)	$14,061,451	$14,061,451	$14,252,732	$14,252,732
Restricted Cash	(a)	2,001,759	2,001,759	768,411	768,411
Long-term debt:
Current portion	(b)	12,968,616	12,968,616	6,298,303	6,298,303
Non-current portion:
- Variable rate	(b)	16,216,868	16,216,868	29,389,859	29,389,859
- Fixed rate	(c)	35,388,375	49,244,375	21,936,600	34,820,000
Interest rate swaps	(d)	(510,167)	(510,167)	(193,773)	(193,773)

(a) Carrying value approximates market value due to short-term maturities.

(b) Carrying value approximates market value as variable interest rates approximate market rates.

(c) Since there is no active market for the Notes, the market value of the Notes at the balance sheet date is assumed to be equal to the price paid in early 2003.

(d) Fair value estimated as the amount the Company would have had to pay, had the interest rate swaps been terminated on the balance sheet date.

NOTE 8:        CHANGES IN SHAREHOLDERS' EQUITY

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated company, each receive $5,000 out of their total annual compensation of $25,000 by the allotment of shares of the Company's common stock of equivalent value. Pursuant to this arrangement, 25,320, 35,605 and 21,804 shares of Treasury Stock were transferred to the non-executive directors in respect of the twelve month periods ended March 31, 2000, 2001 and 2002, respectively. Further shares will be similarly transferred in future years.

NOTE 9:        STOCK OPTION PLAN

On June 20, 2001, the shareholders authorised the creation of a Stock Option Plan for the Company's employees. A maximum of 407,871 shares or 5% of the Company's outstanding shares were authorised for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option and vest 25% per annum, commencing one year after the grant date of the respective option. Options expire ten years after the grant date.

On June 20, 2001, the Company's Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share. In connection with the issuance of these options, the Company has recognized no compensation expense in the consolidated income statements as all options granted under this plan had an exercise price equal to the market value of the stock price at the date of grant.
The following table summarizes the activity under the stock plan:

	2002	2002	2001	2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at the beginning of the year	163,148.622		-	-
Options granted	-	-	163,148.622
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options outstanding at the end of the year	163,148.622		163,148	-
Options exercisable at the end of the year	40,787.622		-	-

FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions.

	2002	2001
Risk-free interest rate	-	5%
Volatility	-	1.803
Option term (in years)	-	7
Dividend yield	-	0.00%

The weighted average fair value of stock options granted during the year ended December 31, 2001 was $0.74 per share.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

NOTE 10:        CHARTERS

Eleven of the Company's seventeen vessels are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows:

2003	$35,476,250
2004	$26,739,250
2005	$15,417,760
2006	$ 5,535,000

The Company performs ongoing evaluations of the credit risk of its charterers.

In 2002, the Company had four charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $14,445,621, $8,389,006, $7,290,522 and $6,245,554 respectively representing 34.5%, 20.0%, 17.4% and 14.9% of total revenues. In 2001, the Company had two charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $19,852,444,and $5,513,959 respectively representing 44.3% and 12.3% of total revenues. The Company had one charterer in 2000 from which revenues exceeded 10% of total revenues from charterhires. Revenues from this charterer amounted to $31,526,048, representing 53% of total revenues.

NOTE 11: 2002 AND 2001 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2002
Quarter ended
	March 31	June 30	September 30	December 31
	___________	___________	___________	___________
Charterhire and Other Revenue	$ 9,286,211	$ 11,028,018	$ 11,036,997	$ 10,507,773
Net Income	517,204	550,165	573,916	600,621

Basic and diluted per share amounts:
Net Income	$ 0.06	$ 0.07	$ 0.07	$ 0.07

2001
Quarter ended
	March 31	June 30	September 30	December 31
	___________	___________	___________	___________
Charterhire and Other Revenue	$ 13,999,326	$ 12,335,540	$ 9,105,908	$ 9,382,527
Net Income /(Loss)	8,761,093	3,951,580	290,258	(10,149,716)

Basic and diluted per share amounts:
Net Income/(Loss)	$ 1.07	$ 0.48	$ 0.04	$ (1.24)

NOTE 12:        CONTINGENCIES

Various claims, suits, and complaints, including those involving government regulations and product liability, arise in the ordinary course of the shipping business. In addition, losses may arise from disputes with charterers, agents, insurance and other claims with suppliers relating to the operations of the Company's vessels. Management believes that all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

NOTE 13:        SUBSEQUENT EVENTS

In early 2003, the Company repurchased in the open market Notes having a face value of $7,000,000, for a cash outlay of approximately $4,561,000 including accrued interest on the Notes. The Company recorded a one-time gain of $2,620,477. The repurchased Notes have been retired.

On March 6, 2003, AP Moeller extended by two additional years the time charter of the four B Types container carriers, which were scheduled to end in September 2003.

In March 2003, the Board approved the sale of 2 vessels. The vessels will be written down to fair market value less cost to sell. The provision for impairment loss to be recorded will be approximately $2.35 million.

REPORT OF INDEPENDENT AUDITORS
To the Shareholders and Board of Directors

MC Shipping Inc. and subsidiaries

We have audited the consolidated financial statements of MC Shipping Inc. and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 18, 2003 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG
Chartered Accountants

Nicosia, Cyprus
March 181, 2003

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF MC SHIPPING INC
(PARENT COMPANY)
CONDENSED BALANCE SHEET - DECEMBER 31

	2002	2001
	______________	______________
Cash and equivalents	$ 7,352,052	$ 9,874,918
Other current assets	51,715	64,010
Total current assets	7,403,767	9,938,928
Associated companies	-	-
Investment in subsidiaries	33,031,531	37,519,650
Debt issuance costs	638,161	780,312
Total assets	$ 41,073,459	$ 48,238,890

Total current liabilities	$ 1,941,601	1,926,228
Long term debt	34,640,000	34,820,000
Shareholders' equity	4,491,858	11,492,662
Total liabilities	$ 41,073,459	$ 48,238,890

CONDENSED STATEMENTS OF INCOME

	2002	2001	2000
	______________	______________	______________
Revenues	-	159,760	3,255
Operating Loss	(1,254,909)	(957,761)	(1,355,844)
Interest Expense	(4,050,218)	(5,552,312)	(8,144,788)
Interest Income	104,328	345,788	607,781
Equity in losses from associated company	-	(296,379)	(90,314)
Gains on debt extinguishment	_____94,598	___11,388,757	__________-
Net (Loss)/ Income	$ (5,106,201)	$ 4,928,093	$ (8,983,165)

CONDENSED STATEMENTS OF CASH FLOW

	2002	2001	2000
	_____________	_____________	______________
Cash used by operating activities	(4,912,104)	(14,615,052)	(8,204,664)
Net cash provided from investing activities	2,472,038	32,832,658	11,631,696
Net cash used by financing activities	(82,800)	(20,908,872)	-
Net (decrease)/increase in cash	(2,522,866)	(2,691,266)	3,427,032
Cash at beginning of year	9,874,918	12,566,184	9,139,152
Cash at year end	7,352,052	9,874,918	12,566,184

Notes to Condensed Financial Statements

1. Basis of presentation: In the parent-company-only financial statements, the company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of the vessel's acquisition. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. Long term debt: Long term debt consists of the Notes (see Note 6 to the consolidated financial statements - Long term debt).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year ended	Balance at Beginning Of Period	Charged to Costs And Expenses	Credited to Costs And Expenses	Balance at End of Period

DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for hire receivables and receivables from affiliates	$ 250,000	$ 60,000	$ (100,000)	$ 210,000

DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for hire receivables and receivables from affiliates	$ 210,000		$ (210,000)	-

DECEMBER 31, 2002	-			-

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT The directors and executive officers of the Company are as follows:

Name	Age	Position
Mauro Terrevazzi	67	Chairman of the Board of Directors and Chief Executive Officer
Guy Morel	54	President, Chief Operating Officer and Director
Dominique Sergent	48	Vice President, Chief Financial Officer and Treasurer
Graham G. Pimblett	48	Vice President, Operations
Ian Livesey	63	Secretary
Charles B. Longbottom	72	Director
John H. Blankley	55	Director
Peter S. Shaerf	48	Director
Horst Schomburg	73	Director
Ettore Bonaventura	58	Director

There are no family relationships between any of the directors and executive officers.

Messrs. Terrevazzi, Morel and Longbottom were originally elected as directors in March 1989. Messrs. Blankley and Shaerf were elected at the 1995 Annual Meeting to fill the vacancies caused by the resignations of two former directors. In April 1995, the Board of Directors increased the number of directors from seven to eight and Mr. Schomburg was elected a director at the 1995 Annual Meeting. Mr. Pimblett was appointed as Vice President, Operations in October 1996. Mr. Bonaventura and Mr. Langley were elected in October 1997 to fill the vacancies caused by the resignations of two former directors; Mr. Langley resigned from the Board of Directors in October 2002. Ms. Sergent was appointed Treasurer in November 1997 and was appointed Vice President and Chief Financial Officer in January 2000 when Mr. Livesey relinquished those offices. Under the Company's Articles of Incorporation, the Board of Directors is divided into two classes of at least three persons, each of whom is elected for a two-year term. Messrs. Longbottom, Shaerf, Schomburg and Bonaventura are Class "A" directors and Messrs. Terrevazzi, Morel and Blankley are Class "B" directors. The Class "A" directors were reelected at the 2002 Annual Meeting and serve until the 2004 Annual Meeting and the Class "B" directors were reelected at the 2001 Annual Meeting and serve until the 2003 Annual Meeting. Officers are appointed by the Board of Directors and serve until their successors are appointed and qualified. The Articles of Incorporation and By-laws of the Company provide that the Company will, to the full extent authorized by the Business Corporation Act of Liberia, indemnify each of its officers and directors against judgements, fines, amounts paid in settlement, and expenses incurred in the defence of any action commenced against any such officer or director by reason of the fact that he is or was an officer or director of the Company.

Section 3.11 of the By-Laws of the Company provides that there shall be an Audit Committee of the Board of Directors (the "Committee") consisting of three or more directors, a majority of whom are not officers of the Company and are not currently and have not previously been employees of the Company, MC Shipping Services Inc., MC Shipping S.A.M., V.Ships or their respective affiliates. The Committee is currently comprised of Messrs. Longbottom, Schomburg and Blankley. Section 3.11, which may not be amended or repealed except upon approval of theholders of two-thirds of the outstanding shares of Common Stock, provides that the Committee shall review the following matters and advise and consult with the entire Board of Directors with respect thereto:

(i) the preparation of the Company's annual financial statements in collaboration with the Company's independent certified accountants;

(ii) the sale or other disposition of the Company's vessels;

(iii)the mortgaging of any of the Company's vessels as security for indebtedness of the Company or any of its subsidiaries;

(iv) the performance by V.Ships of its obligations under the management agreements; and (v) all agreements between the Company and V.Ships, any officer of the Company, or affiliates of V.Ships or any such officer.

(See also "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

Mauro Terrevazzi has been employed by the Vlasov Group for over 40 years and since 1970 has been a senior executive officer with wide-ranging responsibilities for management of Vlasov Group companies involved in the shipping industry. Mr. Terrevazzi is (i) a director of Securitas which serves as sole trustee of a trust which controls the assets of the Vlasov Group; (ii) President and a director of Vlasov Group Inc. ("VGI") which indirectly owns 39% of V.Ships; (iii) President and a director of Vlasov Investment Corporation ("VIC") which owns approximately 48.66% of the Common Stock of the Company; (iv) President and a director of Vlasov Shipholdings Inc. ("Vlasov Shipholdings"), a wholly-owned subsidiary of VGI; (v) President and a director of Seabridge Carriers Inc. ("Seabridge"), a wholly-owned subsidiary of Vlasov Shipholdings, which purchases, owns and sells cargo vessels; and (vi) a shareholder and director of Greysea Limited ("Greysea"), which indirectly owns 42% of V.Ships. Mr. Terrevazzi has been Chairman of the Board of the Company since 1989 and Chief Executive Officer since September 1993.

Guy Morel has been devoting his full time to the Company as President and Chief Operating Officer since September 1993. From 1989 to 1993 he was a Vice President of V.Ships in charge of strategic planning and marketing as well as the President and Chief Executive Officer of the Company. Mr. Morel has been a Director of the Company since 1989. Mr. Morel joined the Vlasov Group in 1979 as marketing research manager. Prior to 1979, Mr. Morel held various consulting and marketing positions in the United States and in Belgium with Data Resources Inc. (DRI), an international consulting and forecasting firm.

Dominique Sergent joined the Company in November 1997 and was appointed Treasurer of the Company at that time. She was appointed Vice President and Chief Financial Officer in January 2000. From 1986 to 1989, Ms. Sergent was a Vice President in the Capital Markets Group of Bankers Trust in New York. From 1978 to 1986, Ms. Sergent was a Vice President in the investment banking division of E. F. Hutton and in the international department of Banque Worms. Between 1990 and 1996, Ms. Sergent pursued various personal interests.

Graham G. Pimblett was appointed Vice President, Operations of the Company in 1996. From 1989 to 1996 he served as operations manager of the Company. Mr. Pimblett has worked within the Vlasov Group since 1971 and has held various operational positions during that period.

Ian Livesey was appointed Vice President, Chief Financial Officer, Treasurer and Secretary of the Company in 1994. In November 1997, he ceased to be the Treasurer of the Company. In August 2000, he ceased to be employed by the Company, although he retains the non-executive position as Secretary to the Company. From 1989 to 1994, he was a Director and Chief Financial Officer of MC Shipping Services Inc., the management affiliate of the Company at that time. Mr. Livesey was engaged by the Vlasov Group in 1979 and held various senior financial positions within the Vlasov Group until 1989.

Charles B. Longbottom has operated a shipping and ship consultancy business since 1987. From 1970 to 1987, Mr. Longbottom was Chairman of Seascope Shipping Limited and, from 1984 to 1986, was Chairman of Seascope Insurance Services Limited. From 1966 to 1972, Mr. Longbottom was Chairman of Austin & Pickersgill Shipbuilders and from 1970 to 1978 was Chairman of A&P Appledore International, an affiliate of Austin & Pickersgill, which provided technology and consultancy services to shipyards. Mr. Longbottom was Chairman of Illingworth Morris Pension Trustees Limited until 1994, a non-executive director of Newman Martin & Buchan Ltd., a firm of Lloyds insurance brokers, from 1992 to 2000 and a Member of the U.K. Parliament from 1959 to 1966. Mr. Longbottom was a part-time member of the Board of British Shipbuilders from 1986 to 2002.

John H. Blankley is the owner of Seafirst Capital, an independent consulting and investing company, which he established in 1994. He was a director of Hvide Marine Inc. from 1991 to 1999 and served as Vice President - Chief Financial Officer of that company from 1995 to 1999. From 1983 to 1985, he was Chief Financial Officer and a director of BP North America Inc., from 1985 to 1991, he was Vice President and Chief Financial Officer of Stolt-Nielsen Inc. and from 1993 to 1994, was Chief Financial Officer of Harris Chemicals Group Inc.

Peter S. Shaerf is a Senior Vice President at American Marine Advisors Inc., (AMA) the world's leading maritime investment bank. Prior to joining AMA, from 1998 to 2002, he was a partner in Poseidon Capital Corp., a maritime financial advisory firm where he has worked extensively with maritime investors and hedge fund clients. From 1980 to 2002, he ran The Commonwealth Group, a company he founded, which was a specialist shipbroker and consultant in the container and liner industry. He is a Director of General Maritime Corp. (NYSE), Trailer Bridge Inc. (NASDAQ) and TBS International. He is a member of the maritime law association and a director of the Containerisation & Intermodal Institute.

Horst Schomburg is the Managing Director of MPC Steamship GmbH. From 1995 until 1999 he was Chairman of the Advisory Board of Hamburg Südamerikanische Dampfschiffahrts Gesellschaft Eggert & Amsinck (Hamburg South American Shipping Company - "Hamburg-Süd"). From 1987 until December 1994, he was President and Chief Executive Officer of Hamburg-Süd and from 1966 until December 1994, was a member of the Managing Board of Hamburg-Süd.

Ettore Bonaventura is the managing director of Vlasov Shipholdings Inc. Mr. Bonaventura has been working with the Vlasov Group since 1965 and has held various operating and managerial positions during that period. Since 1979, Mr. Bonaventura has been responsible for the management of various shipowning divisions of the Vlasov Group.

ITEM 11: EXECUTIVE COMPENSATION

The aggregate cash compensation paid by the Company and its subsidiaries for services to the Company and its subsidiaries in all capacities to all executive officers of the Company (five individuals) in respect of the fiscal year ended December 31, 2002 was $339,664 (exclusive of bonus, see below).

In 1997, the Company established an incentive scheme for the benefit of senior management, under which participants may obtain cash bonuses subject to the Company meeting certain performance criteria. Until 2000, no such bonus had yet been earned or distributed. For 2001, a bonus of $310,000 was earned and paid in 2002. For 2002, a bonus of $90,406 was earned and paid in 2003.
In 2001, the Company initiated a Stock Option Plan for the benefit of its employees. On June 20, 2001, 163,148 stock options were granted to employees under this scheme. (See Note 9. Stock Option Plan)

With effect from April 1, 1998, directors who are not officers of the Company receive compensation of $25,000 per year, with the exception of Mr. Bonaventura who receives no compensation from the Company. The compensation is payable as to $20,000 in cash and as to $5,000 by the allotment of shares of the Company's Common Stock of equivalent value. Each Director was allotted 5,064, 7,121 and 5,451 shares for the years ended March 31, 2000, 2001 and 2002, respectively. Mr. Shaerf additionally receives compensation of $30,000 per year for acting as the Company's representative in New York where he handles the Company's investor and public relations activities and was reimbursed the cost of providing the Company with office space in New York at an annual cost of $18,000 until June 2002.

Certain directors and executive officers of the Company are expected to earn additional compensation indirectly through V.Ships, VGI and Greysea. See "ITEM 1: BUSINESS - COMPENSATION TO AFFILIATES" and "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Messrs. Morel and Bonaventura are shareholders of Greysea, which indirectly owns 31% of V.Ships. See "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

The Company has in force a policy of directors' and officers' liability insurance in the amount of $7,500,000 for the benefit of the directors and officers of the Company. The premium paid by the Company in respect of directors and officers as a group for the policy year ending June 29, 2003 was $97,500.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2002.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 11, 2003 by (i) each beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, nominees for director and executive officers and (iii) for all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

Name	Amount of Beneficial Ownership	Percent of Class

Securitas Holding Corporation (1) P.0. Box N-529 Nassau Bahamas	3,969,524	48.17
PICO Holdings, Inc. (2) Prospect Street Suite 301 La Jolla, CA 92037	1,481,500	17.99
Guy Morel	25,300	*
Ian Livesey	3,000	*
Charles B. Longbottom	26,266	*
John H. Blankley	22,266	*
Horst Schomburg	22,266	*
Peter S. Shaerf	22,266	*
Ettore Bonaventura	8,000	*
All officers and directors as a Group (7 persons)	129,364	*
____________________________________________________________________________
* Less than 1%

(1) Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, is the record owner of 3,969,524 shares. Excludes 51,500 (0.62%) shares held by Greysea. Greysea is owned and controlled by certain executive officers of V.Ships, including Messrs. Morel and Bonaventura. Securitas and Greysea have filed a joint Schedule 13D for their share ownership in that they may be deemed to constitute a group; however, each expressly disclaims beneficial ownership of the shares held by the other. Excludes 349,100 (4.24%) shares held by V.Ships, a corporation of which 39% is owned by Vlasov Group Inc ("VGI") and 42% is owned by Greysea. See "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

(2) PICO Holdings, Inc. through itself and its wholly-owned subsidiaries and affiliated companies, Physicians Insurance Company of Ohio, Sequoia Insurance Company, American Physicians Life Insurance Company, Physicians Investment Company, Global Equity Corporation and Forbes & Walker Securities Limited, has shared voting and shared dispositive power over 1,481,500 shares.

Statements contained in the above table and in the footnotes thereto as to securities beneficially owned by directors, executive officers or shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such persons and/or, in the case of 5% shareholders, from Schedule 13Ds or 13Gs filed with Securities and Exchange Commission by such shareholder.

All executive officers and directors of the Company may be deemed to be affiliates of the Company.

     SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2002

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	163,148	$0.622	244,723
Equity compensation plans not approved by security holders	-	-	-
Total	163,148	$0.622	244,723

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation ("Securitas"). As of March 11, 2003, Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, owned 3,969,524 shares of Common Stock of the Company (approximately 48.17%), V Ships Inc. ("V.Ships") owned 349,100 shares (approximately 4.24%) and Greysea owned 51,500 (approximately 0.62%) shares. The Vlasov Group was, directly or indirectly, a 48.3% shareholder of the Company in 2001 and a 48.66% shareholder in 2000. See note (1) to the table appearing under "Security Ownership of Certain Beneficial Owners and Management".

Vlasov Group Inc. ("VGI" - formerly Veegroup Holdings Inc.), another wholly owned subsidiary of Securitas, indirectly owns 39% of Vlasov Services Corp. ("VSC" - the parent company of V.Ships Inc.). Greysea Limited, a Guernsey corporation ("Greysea") controlled by certain senior officers and former officers of V.Ships, indirectly also owns 31% of VSC. The remaining 30% of VSC is owned by General Electric Capital Corporation for 19% and directly by some officers of VSC for 11%. VGI and Greysea were involved in the initial organisation of the Company. Two directors and officers of the Company own material interests in Greysea. One of these directors and officers is also a director of Greysea.

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company, including the business of purchasing, owning and selling cargo vessels through the Vlasov Group of shipping companies. Messrs. Mauro Terrevazzi (Chairman of the Board of Directors and Chief Executive Officer of the Company) and Ettore Bonaventura (Director) are affiliated with the Vlasov Group in various capacities and Guy Morel (Chief Operating Officer and President) has an ownership interest in an affiliate of the Vlasov Group. Mr. Peter Shaerf (Director) has from time to time arranged charters for the Company's vessels and is the Managing Director of an independent consulting and investment company, which specialises in the shipping industry. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

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

If the Company deems it necessary to employ the services of V.Ships and/or independent technical managers in the chartering or commercial operation of any of the Company's vessels, V.Ships or independent technical managers are entitled to a commercial chartering commission determined in the light of current industry practice. For the rates of fees payable to V.Ships, see "COMPENSATION TO AFFILIATES" and Note 2. "RELATED COMPANY TRANSACTIONS".

ITEM 14: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of December 31, 2002, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or, to the knowledge of the Company's chief executive officer and chief financial officer, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated statements of MC Shipping Inc. and subsidiaries are included in ITEM 8:

(i) Report of Independent Auditors;

(ii) Consolidated Balance Sheets at December 31, 2002 and 2001;

(iii) Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000;

 (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000;

(v) Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2002,2001 and 2000; and

(vi) Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

(i) Schedule I - Condensed Financial Information of MC Shipping Inc (Parent Company)

(ii) Schedule II - Valuation and Qualifying Accounts

(a)(3) Exhibits

3.1 - Articles of Incorporation, as amended, of the Company (incorporated by reference to the form 8-K filed on January 7, 2003.

3.2 - By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Registration Statement).

4.1 - Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (33-27847)).

4.2 - Indenture dated as of March 11, 1998 among the Company, the Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("the 1997 Form 10-K")).

4.3 - Registration Rights Agreement dated as of March 11, 1998 among the Company, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to the 1997 Form 10-K).

4.4 - Form of 11¼% Senior Note due 2008, Series B (included as Exhibit B to Exhibit 4.2).

4.5 - First Supplemental Indenture, dated as of May 4, 1998 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4, filed May 8, 1998 (Registration N° 333-8730))("the 1998 Form S-4").

4.6 - Second Supplemental Indenture, dated as of July 22, 1998 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.6 to the 1998 Form S-4).

4.7 - Third Supplemental Indenture, dated as of March 31, 1999 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.11 of the Company's form 10-Q for the quarter ended March 31, 1999 (the "March 1999 Form 10-Q").

4.8 - Fourth Supplemental Indenture, dated as of December 1, 1999 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company. (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("the 2000 Form 10-K")).

10.1 - Loan Agreement and Guarantee dated June 24, 1998 (incorporated by reference to Exhibits 10.5 and 10.6 to the 1998 Form S-4).

10.2 - Loan Agreement dated September 11, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.3 - Agreements dated March 7, 2002 for the purchases of containerships Maersk Constantia, SV Sederberg, SV Heldenberg, SV Winterberg (incorporated by reference to Exhibit (i) to the Company's Form 10-Q for the quarter June 30, 2002).

10.4 - Agreement dated July 16, 2002 for the sale of LPG carrier Snowdon (incorporated by reference to Exhibit (i) to the Company's Form 10-Q for the quarter September 30, 2002).

10.5 - Agreement dated July 16, 2002 for the sale of LPG carrier Cotswold (incorporated by reference to Exhibit (ii) to the Company's Form 10-Q for the quarter September 30, 2002).

21 - List of Significant Subsidiaries.

99 - Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish to its shareholders copies of any exhibits to this Form 10-K upon request to the Secretary of the Company for a fee limited to the duplicating and postage costs associated with any such mailing.

(b) Reports on Form 8-K filed after December 31, 2002:

- Form 8-K filed on January 7, 2003

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorised.

MC SHIPPING INC.
(Registrant)

Date: March 25, 2003	/S/ GUY MOREL
Guy Morel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MAURO TERREVAZZI Mauro Terrevazzi	Chairman of the Board and Chief Executive Officer	March 25, 2003
/S/ DOMINIQUE SERGENT Dominique Sergent	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 25, 2003
/S/ CHARLES B. LONGBOTTOM Charles B. Longbottom	Director	March 25, 2003
/S/ JOHN H. BLANKLEY John H. Blankley	Director	March 25, 2003
/S/ PETER S. SHAERF Peter S. Shaerf	Director	March 25, 2003
/S/ HORST SCHOMBURG Horst Schomburg	Director	March 25, 2003
/S/ ETTORE BONAVENTURA Ettore Bonaventura	Director	March 25, 2003

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorised.

MC SHIPPING INC.
(Registrant)

Date: March 25, 2003	/S/ GUY MOREL
Guy Morel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Mauro Terrevazzi	Chairman of the Board and Chief Executive Officer	March 25, 2003
Dominique Sergent	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 25, 2003
Charles B. Longbottom	Director	March 25, 2003
John H. Blankley	Director	March 25, 2003
Peter S. Shaerf	Director	March 25, 2003
Horst Schomburg	Director	March 25, 2003
Ettore Bonaventura	Director	March 25, 2003

Certification
I, Mauro Terrevazzi, certify that:

 1. I have reviewed this annual report on Form 10-K of MC Shipping Inc. ("the Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarise and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

    /s/ Mauro Terrevazzi
Mauro Terrevazzi

Chief Executive Officer

Certification
I, Dominique Sergent, certify that:
 1. I have reviewed this annual report on Form 10-K of MC Shipping Inc. ("the Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarise and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003

    /s/ Dominique Sergent
Dominique Sergent

Chief Financial Officer

EXHIBIT 21

LIST OF SIGNIFICANT SUBSIDIARIES

Name of Subsidiary	Jurisdiction of Incorporation

Gulfport Shipping Limited	Bahamas
International Consulting and Management Limited	St. Vincent & the Grenadines
Kaplan Shipping Co. Limited	Bahamas
Kokomo Shipping Limited	Bahamas
MC Robin Shipping Limited	Bahamas
MC Canary Shipping Limited	Bahamas
MC Seagull Shipping Limited	Bahamas
MC Eagle Shipping Company Limited	Bahamas
MC Chantilly Limited	Bahamas
MC Cormorant Shipping Limited	Bahamas
MC Egret Shipping Limited	Bahamas
MC Grebe Shipping Limited	Bahamas
MC Heron Shipping Limited	Bahamas
MC Link Shipping Limited	St. Vincent & the Grenadines
MC Pelerin Shipping Limited	Bahamas
MC Shipping S.A.M.	Monaco
MC Shrike Shipping Limited	Bahamas
MC Tercel Shipping Limited	Bahamas
Sphinx Limited	St. Vincent & the Grenadines
Urbana Shipping Limited	Bahamas

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of MC Shipping Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

I, Mauro Terrevazzi, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 25, 2003

    /s/ Mauro Terrevazzi
Mauro Terrevazzi

Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of MC Shipping Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

I, Dominique Sergent, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 25, 2003

    /s/ Dominique Sergent
Dominique Sergent

Chief Financial Officer