Form 10-Q
period 2003-03-31
MC SHIPPING INC
filed 2003-05-06
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended March 31, 2003	Commission File Number: 1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
(State or other jurisdiction of incorporation or organization))	(I.R.S. Employer Identification No.

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

	YES X	NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class	Shares outstanding at March 31, 2003 and at December 31, 2002
Common stock, par value $.01	8,240,158

MC SHIPPING INC. AND SUBSIDIARIES
I N D E X
Page
PART 1	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.	3
	Consolidated Statements of Operations for the quarters ended March 31, 2003 and March 31, 2002.	5
	Consolidated Statements of Cash Flows for the quarters ended March 31, 2003 and March 31, 2002.	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and procedures	16
PART II	OTHER INFORMATION	18
	Signatures	19
	Certifications provided by the chief executive officer and the chief financial officer of the company pursuant to section 302 of the Sarbanes -Oxley Act of 2002	20
Exhibits		24

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
ASSETS

	MARCH 31	DECEMBER 31
	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$ 7,075,461	$ 14,061,451
Restricted cash	1,466,932	2,001,759
Hire receivables	65,489	8,560
Recoverable from insurers	772,597	946,447
Inventories	609,291	506,401
Receivables from affiliates	89,981	80,518
Prepaid expenses and other current assets	1,256,051	1,182,139
	___________	___________
TOTAL CURRENT ASSETS	11,335,802	18,787,275
	___________	___________
VESSELS, AT COST	134,303,246	134,303,246
Less - Accumulated depreciation	(48,394,116)	(43,098,414)
	___________	___________
	85,909,130	91,204,832
	___________	___________
FURNITURE & EQUIPMENT, AT COST	24,504	33,955
Less - Accumulated depreciation	(17,359)	(25,492)
	___________	___________
	7,145	8,463
	___________	___________
OTHER ASSETS
Drydocking costs (net of accumulated amortization of $1,061,052 at March 31, 2003 and $1,180,678 at December 31, 2002)	2,606,622	1,638,711
Debt issuance cost (net of accumulated amortization of $1,482,115 at March 31, 2003 and $1,446,864 at December 31, 2002)	808,838	989,956
	___________	___________
TOTAL ASSETS	$ 100,667,536	$ 112,629,237
	___________	___________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

	MARCH 31	DECEMBER 31
	2003	2002

CURRENT LIABILITIES
Accounts payable	549,490	$ 650,174
Hire received in advance	16,000	629,645
Accrued expenses	6,711,174	5,455,907
Accrued interest	452,569	1,675,313
Current portion of long term debt	11,379,553	12,968,616
	___________	___________
TOTAL CURRENT LIABILITIES	19,108,787	21,379,655
	___________	___________
LONG TERM DEBT
11.25% Senior Notes due 2008	27,640,000	34,640,000
Secured Loans	27,604,592	30,821,243
	___________	___________
TOTAL LONG TERM DEBT	55,244,592	65,461,243
	___________	___________
TOTAL LIABILITIES	74,353,378	86,840,898
	___________	___________
SHAREHOLDERS'EQUITY
Common stock, $.01 par value
20,000,000 shares authorized
8,481,624 shares issued	84,816	84,816
Additional paid-in capital	52,165,202	52,165,202
Less : Treasury stock, at cost (263,270 shares)	(971,185)	(971,185)
Accumulated deficit	(24,527,523)	(24,996,251)
Accumulated comprehensive income	(466,481)	(494,243)
	___________	___________
	26,314,157	25,788,339
	___________	___________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 100,667,536	$ 112,629,237
	___________	___________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
For the Quarters ended March 31, 2003 and March 31, 2002 (UNAUDITED)
	MARCH 31	MARCH 31
	2003	2002

CHARTERHIRE AND OTHER INCOME	$ 10,315,937	$ 9,286,211
COSTS AND EXPENSES
Commission on Charterhire	(260,199)	(293,004)
Vessel Operating Expenses	(4,450,234)	(4,969,877)
Amortisation of Drydocking Costs	(207,886)	(145,316)
Depreciation	(2,738,195)	(1,320,554)
General and Administrative Expenses	(451,531)	(313,744)
	___________	___________
OPERATING INCOME	2,227,892	2,243,716
OTHER INCOME/(EXPENSES)
Interest Expense	(1,451,097)	(1,461,802)
Interest Income	22,971	44,791
Provision for impairment Loss on vessels	(2,951,515)	(309,500)
Gains on Repurchases of Notes	2,620,477	-
	___________	___________
NET INCOME	$ 468,728	$ 517,204
	___________	___________
BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$ 0.06	$ 0.06
	___________	___________
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,240,158	8,218,354
	___________	___________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
MC SHIPPING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters ended March 31, 2003 and March 31, 2002 (UNAUDITED)
	MARCH 31	MARCH 31
	2003	2002

OPERATING ACTIVITIES:
NET INCOME	$ 468,728	$ 517,204
Adjustments to reconcile Net Income to net cash provided from operating Activities
Depreciation
	2,738,195	1,310,818
Amortization of Dry-docking costs
	207,886	145,314
Amortization of issuance costs
	84,645	48,011
Dry-docking Costs Capitalized
	(1,568,161)	(5,705)
Provision for impairment loss
	2,951,515	309,500
Gains on repurchases of Senior Notes
	(2,620,477)	-
Comprehensive income
	57,090	124,750
Changes in Operating Assets and Liabilities:
Hire receivables
	(56,929)	34,895
Recoverable from insurers
	173,850	(76,170)
Inventories
	(102,890)	(6,787)
Receivables from affiliates
	(9,463)	54,899
Prepaid expenses and other current assets
	(73,912)	(985,724)
Accounts payable
	(100,684)	574,556
Accrued expenses
	641,622	(113,215)
Hire received in advance
	(613,645)	247,870
Accrued interest
	(1,222,744)	(1,236,897)
	___________	___________
NET CASH PROVIDED FROM OPERATING ACTIVITIES	$ 1,568,271	$ 943,319
	___________	___________
INVESTING ACTIVITIES:
Purchase of office equipment	(324)	(501)
Change in restricted cash	534,827	14,325
	___________	___________
NET CASH PROVIDED FROM INVESTING ACTIVITIES	$ 534,503	$ 13,824
	___________	___________
FINANCING ACTIVITIES:
Repayments of long-term debt	(4,805,714)	(1,946,339)
Repurchases of Senior Notes	(4,283,050)	-
Debt issuance costs	-	(62,032)
	___________	___________
NET CASH USED BY FINANCING ACTIVITIES	$ (9,088,764)	$ (2,008,371)
	___________	___________
DECREASE IN CASH	(6,985,990)	(1,051,228)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,061,451	14,252,732
	___________	___________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7,075,461	$ 13,201,504
	___________	___________
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

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

REVENUE RECOGNITION:Charter revenues are derived from timecharters, voyage charters and bareboat charters. Timecharter and bareboat charter revenue is recognized on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method.

VESSEL REPAIR AND OVERHAUL:Normal vessel repair and maintenance costs are charged to income when incurred. Costs incurred during drydockings and periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey drydocking. For the vessels, which are earmarked for sale, drydocking expenses are charged to expenses when incurred.

VESSELS AND DEPRECIATION: Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service. Depreciation is calculated, based on cost, less estimated salvage value, using the straight-line method, over the remaining economic life of each vessel. The economic life of LPG carriers is assumed to extend from the date of their construction to the date of the final special survey which is closest to thirty years from the date of their construction. The economic life of other vessels is assumed to extend from the date of their construction to the date of the final special survey, which is closest to twenty-five years from the date of their construction. If a vessel is used beyond its fifth special survey, its economic life is assumed to extend to the end of its current charter.

IMPAIRMENT OF LONG LIVED ASSETS: In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable. Assets to be disposed of are valued at the lower of carrying amount or fair value less cost to sell. Depreciation is not recorded on the vessels that are earmarked for sale, as such vessels are included in the financial statements at their market value, and such value is reviewed at the end of each quarter.

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units.

COMPREHENSIVE INCOME: Comprehensive income consists of foreign currency translation adjustment and unrealised losses on cash flow hedges.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities. The write-offs of debt issuance costs associated with the Company's repurchases and retirements of Notes are recorded as a reduction of Gains on repurchases of Notes.

INTEREST RATE SWAPS: The Company has one interest-rate swap agreement to fix the variable interest rate of some of its outstanding debt (See Note 6). As this interest rate swap is designated and qualifying as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. If a swap is cancelled, the cancellation cost is recorded as interest expense.

INVENTORIES: Inventories consist principally of supplies and are stated at cost, determined by the first-in, first-out method.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of deposits with banks.

RESTRICTED CASH: Restricted cash consists primarily of deposits with banks, that are restricted to guarantee the Company's performance under various loan agreements.

EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock.

TAXATION: The Company is not subject to corporate income taxes in Liberia because its income is derived from non-Liberian sources. Additionally, the Company believes that it is not subject to corporate income taxes in other jurisdictions, including the United States.

CHANGE IN PRESENTATION:Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE 3. RELATED COMPANY TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation ("Securitas"). As of March 31, 2003, Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, owned approximately 48.17% of the Company, V.Ships Inc. ("V.Ships") owned approximately 4.24% and Greysea owned approximately 0.62% of the Company.

Until March 28, 2003, V. Ships was owned by Vlasov Group Inc. ("VGI") for 39%, by Greysea Limited ("Greysea") a Guernsey corporation controlled by certain senior officers and former officers of V.Ships for 31%, by General Electric Capital Corporation ("GECC") for 19% and directly by some officers of V Ships for 11%. VGI and Greysea were involved in the initial organisation of the Company.

Effective March 28, 2003, V.Ships ceased to be an affiliate of the Company following a change in the shareholding structure of V.Ships. Following a one year transitional period during which the Vlasov Group and General Electric Capital Corporation will each retain a small shareholding in V.Ships, V.Ships will be owned 50% by its senior management and 50% by a third party independent investor group.

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2003, the management fees are fixed at the rate of $8,600 per vessel/per month for the container ships and the Laforge and at the rate of $8,500 per vessel/per month for the other LPG carriers managed by V.Ships. In the first quarter of 2003, $282,000 were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in the first quarter of 2002 - $323,251). The reduction is due to the reduced fleet.

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In the first quarter of 2003, commercial chartering commissions totalling $4,500 have been paid by the Company to affiliates of V.Ships (in the first quarter of 2002 - $44,425).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. No such commissions or legal fees were paid in the first quarters of 2003 and 2002.

The Company leases office space from an affiliate of V.Ships. In the first quarter of 2003, the rental cost paid to the affiliate of V.Ships was approximately $20,216 (in the first quarter of 2002 - $36,104).

In the first quarter of 2003, the Company paid approximately $8,000 for accounting services to an affiliate of V. Ships (in the first quarter of 2002 - $8,250).

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V Ships.

At March 31, 2003, the Company had intercompany balances of trade account receivable of $89,891 due from affiliates ($80,518 at December 31, 2002).

NOTE 4. PROVISION FOR IMPAIRMENT LOSS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable.

In March 2003, the Board approved the sale of two vessels. The vessels were written down to the lower of book value or fair market value less cost to sell and a provision for impairment loss of $2,951,515 was recorded in the first quarter.

At March 31, 2003, the Company evaluated the recoverability of its other vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable (see "Item 2. Management discussion and analysis", for further comments).

Evaluating recoverability in accordance with FAS 144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

NOTE 5. SHAREHOLDERS' EQUITY

The net income of $468,728 for the quarter ended March 31, 2003 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the quarter ended March 31, 2003 is as follows: -

	Common	Treasury	Additional	Accumulated	Foreign	Unrealised	Total
	Stock	Stock	Paid-in	Deficit	Currency	losses on	Shareholders
	Par	at cost	Capital		Translation	Cash low	Equity
	Value				Adjustment	Hedges

December 31, 2002	$ 84,816	$ (971,185)	$ 52,165,202	$ (24,996,251)	$ 15,924	$ (510,167)	$ 25,788,339
Net Income				468,728			468,728
Foreign currency translation adjustment					13,404		13,404
Unrealised gains on cash flow hedges						43,686	43,686

March 31, 2003	$ 84,816	$ (971,185)	$ 52,165,202	$ (24,527,523)	$ 29,328	$ (466,481)	$ 26,314,157

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation of $25,000 by allotment of shares of the Company's common stock of equivalent value.

On June 20, 2002, 163,148 stock options were granted to employees (see Note 7 Stock Option Plan).

NOTE 6. LONG TERM DEBT

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

The Board of Directors has authorised Management to repurchase Notes at times and prices and in volumes, which Management deems appropriate. During the quarter ended March 31, 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transaction (there were no repurchases in the first quarter of 2002).

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in June 1998. Pursuant to this credit facility, certain of the Company's subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances were made by reference to the ages and to the types of vessels acquired. Since December 31, 2002, drawings are no longer permitted under this facility. At March 31, 2003, the total amount outstanding under this facility was $16,960,395.

In September 2002, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank") in order to finance the acquisition of a second-hand LPG vessel by one of the Company's wholly owned subsidiaries. The facility bears interest at LIBOR plus 2% and is non-recourse to the Company. The acquiring subsidiary made a drawing of $13,462,500, which is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap's notional amount and duration follow the scheduled repayments of the underlying loan. At March 31, 2003, the total amount outstanding under this facility was $9,423,750. In addition, two of the Company's wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998, made drawings totalling $4,237,500 under this facility to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled.

In April 2002, the Company was granted a $18,000,000 credit facility by Nedship Bank in order to finance the acquisition of four second hand container vessels by four of the Company's wholly owned subsidiaries. The facility is guaranteed by the Company, bears interest at a fixed rate of 5.42% and is repayable in ten equal quarterly repayments of $1,800,000. At March 31, 2003, the amount outstanding under this facility was $12,600,000.

The Company's long-term debt is secured by certain of its vessels.

NOTE 7: STOCK OPTION PLAN

On June 20, 2002, the shareholders authorised the creation of a Stock Option Plan for the Company's employees. A maximum of 407,871 shares or 5% of the Company's outstanding shares were authorised for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option and vest 25% per annum, commencing one year after the grant date of the respective option. Options expire 10 years after the grant date.

On June 20, 2002, the Company's Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share.

In the first quarter 2003, 13,542 options were cancelled following the departure of an employee at a cost of $3,494. At March 31, 2003, 27,245 stock options were exercisable. As of March 31, 2003, the stock price of the Company was $1.10.

NOTE 8: SUBSEQUENT EVENTS

Effective March 28, 2003, V.Ships ceased to be an affiliate of the Company following a change in the shareholding structure of V.Ships. Following a one year transitional period during which the Vlasov Group and General Electric Capital Corporation will each retain a 5% shareholding in V.Ships, V.Ships will be owned 50% by its senior management and 50% by a third party independent investor group.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on March 31, 2003.

Revenue

The Company had revenue from charterhire and other sources amounting to $10,315,937 for the quarter ended March 31, 2003 ($9,286,211 for the quarter ended March 31, 2002). The increase in revenues is due to the acquisition of four vessels in April 2002.

In the fist quarter 2003, the Company's on hire performance of the vessels on time charter was 97.5% on a potential 990 days (for the first quarter of 2002, it was 97.5% on a potential of 1,170 days). The on-hire performance of the vessels on bareboat charter was 100%.

Costs and Expenses

Commission on charterhire was $260,199 for the quarter ended March 31, 2003. It was $293,004 for the quarter ended March 31, 2002.

Vessel operating expenses plus amortisation of dry-docking costs totalled $4,658,120 for the quarter ended March 31, 2003, representing a decrease of 8.9% from vessel operating expenses plus amortisation of dry-docking costs of $5,115,193 in the first quarter of 2002. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs decreased from 55.1% in the first quarter of 2002 to 45.1% in the first quarter of 2003. The decrease in vessel operating expenses as a percentage of revenues is due to the fact that the vessels operated on a bareboat basis do not have any operating expenses (see Item 1: Business General). Daily operating expenses per vessel averaged $4,705 in the first quarter of 2003 as compared to $3,953 in the first quarter of 2002. This increase is due to the sale of some smaller vessels resulting in larger vessel average size.

Depreciation totalled $2,738,195 in the first quarter of 2003 ($1,320,554 in the first quarter of 2002). The increase is due to the purchases of four vessels in April 2002.

General and administrative expenses amounted to $431,531 for the quarter ended March 31, 2003. They were $313,744 for the quarter ended March 31, 2002. The increase is due to one-time severance payments and provisioning of expenses related to the application of the Sarbanes-Oaxley Act.

Other Income and Expenses

Interest expense amounted to $1,451,097 for the quarter ended March 31, 2003 ($1,461,802 for the quarter ended March 31, 2002).

Interest income totalled $22,971 for the quarter ended March 31, 2003 as compared with $44,791 for the quarter ended March 31, 2002. The decrease in interest income is due to lower cash balances.

The Company realised a net gain of $2,620,477 on the repurchase and retirement of $7,000,000 face value of Notes. An amount of $96,473 representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the notes was written off.

Impairment loss

In March 2003, the Board approved the sale of two vessels. The vessels were written down to the lower of book value or fair market value less cost to sell and a provision for estimated impairment loss of $2,951,515 recorded in the first quarter.

At March 31, 2003, the Company evaluated the recoverability of its other vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time.

In January 2003, the Company had received appraisals for its entire fleet from leading independent shipbrokers. The appraised value of the Company's fleet, excluding the 2 vessels now earmarked for sale, was approximately $72.4 million. This indicated that the market value of the vessels (excluding the 2 vessels now earmarked for sale) was below the book values at December 31, 2002 by approximately $8.7 million. The aggregate market value of the gas carriers were $13.8 million below the book values, while the aggregate market value of the container carriers were approximately $4.9 million above the book values.

Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Net Income

The net income was $468,728 for the quarter ended March 31, 2003, as compared to $517,204 for the quarter ended March 31, 2002.

Market Conditions

During the first months of 2003, the market for small LPG carriers took a further turn to the worse. Management expects the market to remain weak, as additional new vessels have been ordered by owners attracted by the low prices offered by Chinese and Japanese yards. These new vessels will be delivered this year in the context of an already depressed market, and will have a further dampening effect on charter rates. The Company owns six vessels in this category, and all of these vessels will have to renew their charter contracts between April and October 2003. The large LPG category has demonstrated a stronger tendency in the beginning of the year. The Company's only vessel in this category is fixed on a long term charter ending in September 2006.

During that same period, the market for containerships enjoyed strong growth, buoyed by an unprecedented dynamism of the Chinese trade, and the slowdown of new vessel deliveries. However the uncertainties on the state of the market are numerous: the sluggish economic environment, particularly in Europe and the US, does not bode well for future sustained growth. Also, the major uncertainty of the effect of the Iraq war and the effects of SARS makes the task of forecasting a difficult one. The Company is, however, sheltered from potential fluctuations in this market, since its eight container vessels are fixed until October 2004 (for four of them) and September 2005 (for the remaining four ships).

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

Liquidity and Sources of Capital

The Company generated cash flows from operations of $1,568,271 in the first quarter of 2003 in comparison to $943,319 in the first quarter of 2002.

The Company had $7,072,551 in Cash and cash equivalents at March 31, 2003 (December 31, 2002 - $14,061,451). Restricted cash amounted to $1,466,932 (December 31, 2002 - $2,001,759). In addition, it should be noted that $2,761,182 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2002 - $3,617,858).

In the first quarter of 2003, the Company repaid net borrowings of $9,088,764. These repayments consisted of: (i) $3,746,339 for normal scheduled repayments, (ii) $1,059,375 for the prepayment of the second Scotia advance and (iii) $4,283,050 for the retirement of $7,000,000 of Notes (see Note 6. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $78,429,859 as of December 31, 2002 to $66,624,145 as of March 31, 2003.

In 2003, the Company will have to dry-dock 8 vessels for a total approximate cash outlay of $5.5 million. These expenses reduce the Company's cash balances available for working capital purposes.

The Company plans to sell the vessels earmarked for sale at the most opportune time and prior to December 31, 2003. Proceeds from the sales will in particular be used for dry-dock payments.

The ratio of current assets to current liabilities decreased from 0.88 at December 31, 2002 to 0.59 at March 31, 2003. The decrease is mainly due to the prepayment of $5.3 million of long term debt and the increase of accruals related to dry-dock expenses of $1.2 million.

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the Company is committed to charter the vessel back from the buyer for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,700,000. This amount does not take into consideration any revenues the Company will earn from chartering the vessel to another party.

ITEM 3: Market Risk

Interest Rate Swap

The Company holds one interest rate swap agreement, which is used to hedge the Company's interest rate exposure associated with its long-term debt. At March 31, 2003, the swap agreement had a notional amount of $9,423,750, a fair market value of $466,481 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long term debt as described below.

In June 1998, a revolving credit facility of $40,000,000 was granted to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and mature in June 2006. At March 31, 2003 the balance outstanding was $16,960,395. This debt is not hedged by interest rate swaps. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $ 164,385.

Impact of Currency Fluctuations

The Company's functional currency is the US dollar; however, a significant number of transactions are performed in other currencies. In the first quarter of 2003, approximately 4% of total revenues and approximately 15% of total costs and expenses were denominated in currencies other than US dollars.

ITEM 4: Controls and procedures

Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2003, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

(a) Exhibits 99.1 and 99.2
Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
The Company filed a report on Form 8-K on January 7, 2003

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : May 6, 2003	/S/ GUY MOREL Guy Morel President Chief Operating Officer (Principal Executive Officer)
Date : May 6, 2003	/S/ DOMINIQUE SERGENT Dominique Sergent Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 6, 2003
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
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarise and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
  The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 6, 2003
/S/ Dominique Sergent
Dominique Sergent Chief Financial Officer

Exhibit 99.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of MC Shipping Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

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

May 6, 2003
/S/ Mauro Terrevazzi
Mauro Terrevazzi Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to MC Shipping Inc. and will be retained by MC Shipping Inc. and furnished to the Securities Exchange Commission or its staff upon request.

Exhibit 99.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of MC Shipping Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

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

May 6, 2003
/S/ Dominique Sergent
Dominique Sergent Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to MC Shipping Inc. and will be retained by MC Shipping Inc. and furnished to the Securities Exchange Commission or its staff upon request.