Form 10-Q
period 2003-06-30
MC SHIPPING INC
filed 2003-08-14
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended June 30, 2003	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES X	NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class	Shares outstanding at June 30, 2003
Common stock, par value $.01	8,240,158

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

PART 1 : FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 2003 and December 31, 2002.
    Consolidated Statements of Operations for the Quarters ended June 30, 2003 and June 30, 2002.
    Consolidated Statements of Operations for the 6 months ended June 30, 2003 and June 30, 2002.
    Consolidated Statements of Cash Flows for the 6 months ended June 30, 2003 and June 30, 2002.
    Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II : OTHER INFORMATION

SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	JUNE 30 2003	DECEMBER 31 2002
CURRENT ASSETS
Cash and cash equivalents	$ 7,992,322	$ 14,061,451
Restricted cash	1,929,396	2,001,759
Hire receivables	66,310	8,560
Recoverable from insurers	632,280	946,447
Inventories	518,071	506,401
Receivables from affiliates	-	80,518
Prepaid expenses and other current assets	1,743,940	1,182,139
	--------------------	--------------------
TOTAL CURRENT ASSETS	12,882,319	18,787,275
	--------------------	--------------------

VESSELS, AT COST	134,303,246	134,303,246
Less - Accumulated depreciation	(51,046,445)	(43,098,414)
	--------------------	--------------------
	83,256,801	91,204,832
	--------------------	--------------------

FURNITURE & EQUIPMENT, AT COST	25,762	33,955
Less - Accumulated depreciation	(19,979)	(25,492)
	--------------------	--------------------
	5,783	8,463
	--------------------	--------------------

OTHER ASSETS
Drydocking costs (net of accumulated amortization of $1,320,213 at June 30, 2003 and $1,180,678 at December 31, 2002)	3,825,886	1,638,711
Debt issuance cost (net of accumulated amortization of $1,550,181 at June 30, 2003 and $1,446,864 at December 31, 2002)	740,772	989,956
	--------------------	--------------------
TOTAL ASSETS	$ 100,711,561	$ 112,629,237
	--------------------	--------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS'EQUITY

	JUNE 30 2003	DECEMBER 31 2002

CURRENT LIABILITIES
Accounts payable	$ 791,541	$ 650,174
Hire received in advance	29,750	629,645
Accrued expenses	7,560,468	5,455,907
Accrued interest	1,323,725	1,675,313
Current portion of long term debt	11,379,553	12,968,616
	--------------------	--------------------

TOTAL CURRENT LIABILITIES	21,085,037	21,379,655
	--------------------	--------------------

LONG TERM DEBT
11.25% Senior Notes due 2008	27,640,000	34,640,000
Secured Loans	25,131,467	30,821,243
	--------------------	--------------------

TOTAL LONG TERM DEBT	52,771,467	65,461,243
	--------------------	--------------------

TOTAL LIABILITIES	73,856,504	86,840,898
	--------------------	--------------------

SHAREHOLDERS'EQUITY
Common stock, $.01 par value 20,000,000 shares authorized 8,481,624 shares issued	84,816	84,816
Additional paid-in capital	52,165,202	52,165,202
Less : Treasury stock, at cost (263,270 shares)	(971,185)	(971,185)
Accumulated deficit	(24,012,292)	(24,996,251)
Accumulated comprehensive income	(411,484)	(494,243)
	--------------------	--------------------

	26,855,057	25,788,339
	--------------------	--------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 100,711,561	$ 112,629,237
	--------------------	--------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters ended June 30, 2003 and June 30, 2002
(UNAUDITED)

	JUNE 30 2003	JUNE 30 2002

CHARTERHIRE AND OTHER INCOME	$ 9,882,431	$ 11,028,018

COSTS AND EXPENSES
Commission on Charterhire	(257,321)	(279,940)
Vessel Operating Expenses	(4,735,976)	(5,047,751)
Amortisation of Drydocking Costs	(259,160)	(150,244)
Depreciation	(2,654,142)	(2,433,556)
General and Administrative Expenses	(240,642)	(355,002)
	--------------------	--------------------
OPERATING INCOME	1,735,190	2,761,525

OTHER INCOME/(EXPENSES)
Interest Expense	(1,268,778)	(1,670,198)
Interest Income	15,954	20,810
Provision for impairment Loss on vessels	32,865	(561,974)
Gains on Repurchases of Notes	-	-
	--------------------	--------------------

NET INCOME	$ 515,231	$ 550,165
	--------------------	--------------------

BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$ 0.06	$ 0.07
	--------------------	--------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,240,158	8,218,354
	--------------------	--------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2003 and June 30, 2002
(UNAUDITED)

	JUNE 30 2003	JUNE 30 2002

CHARTERHIRE AND OTHER INCOME	$ 20,198,368	$ 20,314,229

COSTS AND EXPENSES
Commission on Charterhire	(517,520)	(572,944)
Vessel Operating Expenses	(9,186,210)	(10,017,628)
Amortization of Drydocking Costs	(467,046)	(295,560)
Depreciation	(5,392,337)	(3,754,110)
General and Administrative Expenses	(672,173)	(668,746)
	--------------------	--------------------

OPERATING INCOME	3,963,082	5,005,241

OTHER INCOME/(EXPENSES)
Interest Expense	(2,719,875)	(3,132,000)
Interest Income	38,925	65,601
Provision for impairment loss on vessels	(2,918,650)	(871,474)
Gains on Repurchases of Notes	2,620,477	-
	--------------------	--------------------

NET INCOME	$ 983,959	$ 1,067,369
	--------------------	--------------------
BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$ 0.12	$ 0.13
	--------------------	--------------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,240,158	8,218,354
	--------------------	--------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2003 and June 30, 2002
(UNAUDITED)

	JUNE 30 2003	JUNE 30 2002

OPERATING ACTIVITIES:
NET INCOME	$ 983,959	$ 1,067,369
Adjustments to reconcile Net Income to net cash provided from operating Activities
Depreciation	5,392,337	3,754,110
Amortization of Dry-docking costs	467,046	295,560
Amortization of issuance costs	152,710	104,931
Dry-docking Costs Capitalized	(3,013,719)	(160,498)
Provision for impairment loss	2,918,650	871,474
Gains on repurchases of Senior Notes	(2,620,477)	-
Comprehensive income	82,759	(78,586)
Changes in Operating Assets and Liabilities:
Hire receivables	(57,750)	(201,346)
Recoverable from insurers	314,167	(271,389)
Inventories	(11,670)	60,238
Receivables from affiliates	29,060	64,437
Prepaid expenses and other current assets	(510,343)	88,210
Accounts payable	141,367	554,595
Accrued expenses	2,104,561	(904,487)
Hire received in advance	(599,895)	(1,068,394)
Accrued interest	(351,588)	82,034
	--------------------	--------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES	$ 5,421,174	$ 4,258,258
	--------------------	--------------------
INVESTING ACTIVITIES:
Purchase of office equipment	(776)	(4,430)
Purchase of vessels	-	(25,000,000)
Change in restricted cash	72,363	(2,381,846)

--------------------

--------------------

NET CASH PROVIDED FROM INVESTING ACTIVITIES	$ 71,587	$ (27,386,276)

--------------------

--------------------

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,278,839)	(3,149,151)
Repurchases of Senior Notes	(4,283,050)	-
Debt issuance costs	-	(313,565)
Drawdown of term loans	-	18,000,000

--------------------

--------------------

NET CASH USED BY FINANCING ACTIVITIES	$ (11,561,889)	$ 14,537,284

--------------------

--------------------

DECREASE IN CASH	(6,069,128)	(8,590,734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,061,451	14,252,732

--------------------

--------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7,992,322	$ 5,661,998

--------------------

--------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates thirteen second-hand vessels comprising seven liquid petroleum gas ("LPG") carriers, four containerships (following the sale of another four containerships in July 2003), and two multipurpose seariver vessels.

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

DEBT ISSUANCE COSTS: Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities. The write-offs of debt issuance costs associated with the Company's repurchases and retirements of Notes are recorded as a reduction of Gains on repurchases of Notes. The write-offs of debt issuance costs associated with the Company's prepayment of secured debt at the time of the sale of vessels are recorded as a reduction of gains on disposals of vessels.

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

CHANGE IN PRESENTATION: Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE 3. RELATED COMPANY TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation ("Securitas"). As of June 30, 2003, Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, owned approximately 48.17% of the Company and Greysea Limited ("Greysea") a Guernsey corporation controlled by certain senior officers and former officers of V.Ships owned 0.62%.

Until March 28, 2003, V.Ships was an affiliate of the Company as it was 39% owned by Vlasov Group Inc. ("VGI"), another wholly owned subsidiary of Securitas. V.Ships was also owned 31% by Greysea, 19% by General Electric Capital Corporation ("GECC") and 11% by some officers of V Ships. As of March 28, 2003, V.Ships owned approximately 4.24% of the Company.

Effective March 28, 2003, V.Ships ceased to be an affiliate of the Company following a change in the shareholding structure of V.Ships. Following a one year transitional period during which the Vlasov Group and General Electric Capital Corporation will each retain a small shareholding in V.Ships, V.Ships will be owned 50% by its senior management and 50% by a third party independent investor group. Therefore, the related company disclosure with respect to V.Ships only covers the period from January 1, 2003 through March 28, 2003.

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are "cost-plus"contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2003, the management fees are fixed at the rate of $8,600 per vessel/per month for the container ships and the Laforge and at the rate of $8,500 per vessel/per month for the other LPG carriers managed by V.Ships. In 2003, up to March 28, $282,000 were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in the first six months of 2002 - $646,500).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels'gross charter revenue and demurrage. In 2003, up to March 28, commercial chartering commissions totalling $4,500 have been paid by the Company to affiliates of V.Ships (in the first six months of 2002 - $82,444).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2003, up to March 28, no commissions or legal fees were paid by the Company to affiliates of V.Ships (in the first six months of 2002 - $30,964).

The Company leases office space from an affiliate of V.Ships. In 2003, up to March 28, the rental cost paid to the affiliate of V.Ships was approximately $20,216 (in the first six months of 2002 - $36,104).

In 2003, up to March 28, the Company paid approximately $8,000 for accounting services to an affiliate of V. Ships (in the first six months of 2002 - $16,500).

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V Ships.

At June 30, 2003, the Company had no intercompany balances of trade account receivable due from affiliates ($80,518 at December 31, 2002).

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

At June 30, 2003, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable. The Company also reviewed the carrying values of the vessels earmarked for sale and determined that no further write off was necessary. (see "Item 2. Management discussion and analysis", for further comments).

Evaluating recoverability in accordance with FAS 144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

NOTE 5. SHAREHOLDERS'EQUITY

The net income of $983,959 for the six months ended June 30, 2003 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders'equity during the quarter ended June 30, 2003 is as follows:

	Common Stock Par Value	Treasury Stock at cost	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Unrealised Losses on Cash flow Hedges	Total Shareholders Equity
	---------	-----------	-----------	-----------	-----------	-----------	-----------
December 31, 2002	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$15,924	$(510,167)	$25,788,339

Net Income				983,959			983,959

Foreign currency translation adjustment					31,604		31,604

Unrealised gains on cash flow hedges						51,155	51,155
	---------	-----------	-----------	-----------	-----------	-----------	-----------
June 30, 2003	$84,816	$(971,185)	$52,165,202	(24,012,292)	47,528	$(459,012)	$26,855,057
	---------	-----------	-----------	-----------	-----------	-----------	-----------

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

The Board of Directors has authorised Management to repurchase Notes at times and prices and in volumes, which Management deems appropriate. During the six months ended June 30, 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transaction (there were no repurchases in the first six months of 2002). The repurchased Notes have been retired.

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in June 1998. Pursuant to this credit facility, certain of the Company's subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances were made by reference to the ages and to the types of vessels acquired. Since December 31, 2002, drawings are no longer permitted under this facility. At June 30, 2003, the total amount outstanding under this facility was $16,960,395.

In September 2002, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank") in order to finance the acquisition of a second-hand LPG vessel by one of the Company's wholly owned subsidiaries. The facility bears interest at LIBOR plus 2% and is non-recourse to the Company. The acquiring subsidiary made a drawing of $13,462,500, which is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap's notional amount and duration follow the scheduled repayments of the underlying loan. At June 30, 2003, the total amount outstanding under this facility was $8,750,625. In addition, two of the Company's wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998, made drawings totalling $4,237,500 under this facility to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled.

In April 2002, the Company was granted a $18,000,000 credit facility by Nedship Bank in order to finance the acquisition of four second hand container vessels by four of the Company's wholly owned subsidiaries. The facility is guaranteed by the Company, bears interest at a fixed rate of 5.42% and is repayable in ten equal quarterly repayments of $1,800,000. At June 30, 2003, the amount outstanding under this facility was $10,800,000.

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

In the first quarter 2003, 13,542 options were cancelled following the departure of an employee at a cost of $3,494. At June 30, 2003, 74,803 stock options were exercisable. As of June 30, 2003, the stock price of the Company was $1.10.

NOTE 8: SUBSEQUENT EVENTS

On July 15 2003, the Company sold four second-hand container vessels to a non-affiliated third party. The total sale price was $21,200,000. The Nedship Bank credit facility was fully prepaid. None of these vessels were earmarked for sale.

In July 2003, the Company counter-guaranteed, for an amount of Euros 2,250,000, a performance bond issued in favour of a Major European Group. This bond was placed to support the Company's submission to a tender offer for the acquisition of some of this Group's vessels, together with a time charter back. The tender offer was made jointly by a group of companies including The Company, and the performance bond was issued by a bank. The validity of the bond expires latest on October 31st, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on June 30, 2003.

Revenue

The Company had revenue from charterhire and other sources amounting to $9,882,431 for the quarter and $20,198,368 for the six month period ended June 30, 2003 ($11,028,018 for the quarter and $20,314,229 for the six month period ended June 30, 2002).

In the first half of 2003, the Company's on hire performance of the vessels on time charter was 94.6% on a potential 1,991 days (for the first half of 2002, it was 96.2% on a potential of 2,353 days). The decrease in the on-hire performance is due to the fact that five ships underwent dry-dockings during the first six months of 2003. The on-hire performance of the vessels on bareboat charter was 100%.

Costs and Expenses

Commission on charterhire was $257,321 for the quarter and $517,520 for the six months ended June 30, 2003. It was $279,940 for the quarter and $572,944 for the six months ended June 30, 2002.

Vessel operating expenses plus amortisation of dry-docking costs totalled $4,995,136 for the quarter and $9,653,256 for the six months ended June 30, 2003. They were $5,047,751 for the quarter and $10,017,628 for the six months ended June 30, 2002. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs decreased from 50.8% in the first half of 2002 to 47.8% in the first half of 2003. The decrease in vessel operating expenses as a percentage of revenues is due to the fact that the vessels operated on a bareboat basis do not have any operating expenses (see Item 1: Business General). Daily operating expenses per vessel averaged $4,106 in the first half of 2003 as compared to $3,929 in the first half of 2002. This increase is due to the sale of some smaller vessels resulting in larger vessel average size.

Depreciation totalled $2,654,142 in the quarter and $5,392,337 for the first six months of 2003 ($2,433,556 for the quarter and $3,754,110 for the six months ended June 30 2002). The increase is due to the purchases of four vessels in April 2002.

General and administrative expenses amounted to $240,642 for the quarter and $672,173 for the six months ended June 30, 2003. They were $355,002 for the quarter and $668,746 for the six months ended June 30, 2002.

Other Income and Expenses

Interest expense amounted to $1,268,778 for the quarter and $2,719,875 for the six months ended June 30, 2003 ($1,670,198 for the quarter and $3,132,000 for the six months ended June 30, 2002). The reduction is due to the debt reduction.

Interest income totalled $15,954 for the quarter and $38,925 for the six months ended June 30, 2003 as compared with $20,810 for the quarter and $65,601 for the six months ended June 30, 2002. The decrease in interest income is due to lower cash balances.

The Company realised a net gain of $2,620,477 on the repurchase and retirement of $7,000,000 face value of Notes in the first quarter of 2003. An amount of $96,473 representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the notes was written off.

Impairment loss

At June 30, 2003, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time. The Company also reviewed the carrying values of the vessels earmarked for sale and determined that no further write off was necessary.

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

Net Income

The net income was $515,231 for the quarter and $983,959 for the six months ended June 30, 2003, as compared to $550,165 for the quarter and $1,067,369 for the six months ended June 30, 2002.

Market Conditions

During the first half of 2003, the market for small LPG carriers remained very weak. Management does not expect substantial changes in market conditions in the foreseeable future. The Company owns six vessels in this category, and 2 vessels will have to renew their charter contracts between July and October 2003. The large LPG category has demonstrated a stronger tendency in the beginning of the year. The Company's only vessel in this category is fixed on a long-term charter ending in September 2006.

During that same period, the market for containerships enjoyed strong growth, buoyed by an unprecedented dynamism of the Chinese trade, and the slowdown of new vessel deliveries. However the sluggish economic environment, particularly in Europe may affect the state of the market in the months to come. The Company is, however, sheltered from potential fluctuations in this market, since its four container vessels are fixed until September 2005.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a discussion of the accounting policies applied by the Company that are considered to involve a higher degree of judgment in their application. See Note 2. Organization and Significant accounting policies.

The Company's application of FAS 144 rules are based on judgements regarding the existence of impairment indicators, which in turn are based on management estimates and assumptions regarding future market performance and future vessel operating and financial performance. Actual results could differ from these estimates and the company may have to record additional impairment charges not previously recognised. See Note 4. Provision for Impairment Loss.

Liquidity and Sources of Capital

The Company generated cash flows from operations of $5,421,174 in the six months ended June 30, 2003 in comparison to $4,258,258 in the six months ended June 30, 2002.

The Company had $7,992,322 in Cash and cash equivalents at June 30, 2003 (December 31, 2002 - $14,061,451). Restricted cash amounted to $1,929,396 (December 31, 2002 - $2,001,759). In addition, it should be noted that $2,095,114 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2002 - $3,617,858).

In the first half of 2003, the Company repaid net borrowings of $11,561,889. These repayments consisted of: (i) $6,219,464 for normal scheduled repayments, (ii) $1,059,375 for the prepayment of the second Scotia advance and (iii) $4,283,050 for the retirement of $7,000,000 of Notes (see Note 6. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $78,429,859 as of December 31, 2002 to $64,151,020 as of June 30, 2003.

In 2003, the Company has to dry-dock 8 vessels for a total approximate cash outlay of $5.5 million. These expenses will reduce the Company's cash balances available for working capital purposes.
On July 15 2003, the Company sold four second-hand container vessels to a non-affiliated third party. The total sale price was $21,200,000. The Nedship Bank credit facility was fully prepaid. None of these vessels were earmarked for sale.

The Company plans to sell the vessels earmarked for sale at the most opportune time and prior to December 31, 2003. Proceeds from the sales will in particular be used for dry-dock payments.

The ratio of current assets to current liabilities decreased from 0.88 at December 31, 2002 to 0.61 at June 30, 2003. The decrease is mainly due to the prepayment of $5.3 million of long term debt and the increase in accrued expenses of $2.1 million which is mostly related to dry-dock expenses.

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

Subsequent Events

In July 2003, the Company sold four second-hand container vessels to a non-affiliated third party. The total sale price was $21,200,000. The Nedship Bank credit facility was fully prepaid.

In July 2003, the Company counter-guaranteed, for an amount of Euros 2,250,000, a performance bond issued in favour of a Major European Group. This bond was placed to support The Company's submission to a tender offer for the acquisition of some of this Group's vessels, together with a time charter back. The tender offer was made jointly by a group of companies including The Company, and the performance bond was issued by a bank. The validity of the bond expires latest on October 31st, 2003.

ITEM 3: Quantitative and qualitative Disclosures about Market Risk

Interest Rate Swap

The Company holds one interest rate swap agreement, which is used to hedge the Company's interest rate exposure associated with its long-term debt. At June 30, 2003, the swap agreement had a notional amount of $8,750,625, a fair market value of $459,012 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long term debt as described below.

In June 1998, a revolving credit facility of $40,000,000 was granted to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and mature in June 2006. At June 30, 2003 the balance outstanding was $16,960,395. This debt is not hedged by interest rate swaps. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $122,100.

Impact of Currency Fluctuations

The Company's functional currency is the US dollar; however, a significant number of transactions are performed in other currencies. In the first six months of 2003, approximately 4% of total revenues and approximately 15% of total costs and expenses were denominated in currencies other than US dollars.

ITEM 4: Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, (the "Evaluation Date"). These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and to the Chief Financial Officer. Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company's internal controls or, to the knowledge of the Company's chief executive officer and chief financial officer, in other factors that could significantly affect the Company's internal disclosure controls and procedures subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    None

Item 3 - Defaults upon Senior Securities

    None

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

    None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit 31.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     (b) Exhibit 31.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (c) Exhibit 32.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (d) Exhibit 32.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (e) Reports on Form 8-K
The Company filed a report on Form 8-K on August 14, 2003.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf months by the undersigned thereunto duly authorized.
MC SHIPPING INC. Registrant
Date : August 14, 2003 Date : August 14, 2003	/S/ Guy Morel

Guy Morel

President
Chief Operating Officer
(Principal Executive Officer)

  /S/    Dominique Sergent

Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)