Form 10-Q
period 2003-09-30
MC SHIPPING INC
filed 2003-11-14
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________

FORM 10-Q
_________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________

Quarter ended September 30, 2003	Commission File Number:

1-10231

MC SHIPPING INC.

(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

_________________________

Richmond House, 12 Par-la-ville Road, Hamilton HM CX. Bermuda

(Address of principal executive offices)

_________________________

441-295-7933
(Registrant's telephone number, including area code)

_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

_________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at September 30, 2003

Common stock, par value $.01	8,279,828

1

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	SEPTEMBER 30	DECEMBER 31
	2003	2002

CURRENT ASSETS
Cash and cash equivalents	16,543,107	$14,061,451
Restricted cash	143,509	2,001,759
Hire receivables	68,616	8,560
Recoverable from insurers	856,728	946,447
Inventories	537,684	506,401
Receivables from affiliates	-	80,518
Prepaid expenses and other current assets	3,600,996	1,182,139

TOTAL CURRENT ASSETS	21,750,640	18,787,275

VESSELS, AT COST	109,303,246	134,303,246
Less – Accumulated depreciation	(45,987,815)	(43,098,414)

	63,315,431	91,204,832

FURNITURE & EQUIPMENT, AT COST	26,310	33,955
Less – Accumulated depreciation	(22,169)	(25,492)

	4,141	8,463

OTHER ASSETS
Drydocking costs (net of accumulated amortization of $1,679,912 at September 30, 2003 and $1,180,678 at December 31, 2002)	5,370,035	1,638,711
Debt issuance cost (net of accumulated amortization of $1,434,694 at September 30, 2003 and $1,446,864 at December 31, 2002)	540,830	989,956

TOTAL ASSETS	$90,981,077	$112,629,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	SEPTEMBER 30	DECEMBER 31
	2003	2002

CURRENT LIABILITIES
Accounts payable	$989,003	$650,174
Hire received in advance	29,750	629,645
Accrued expenses	9,358,117	5,455,907
Accrued interest	316,443	1,675,313
Current portion of long term debt	4,179,553	12,968,616

TOTAL CURRENT LIABILITIES	14,872,866	21,379,655

LONG TERM DEBT
11.25% Senior Notes due 2008	27,640,000	34,640,000
Secured Loans	20,114,805	30,821,243

TOTAL LONG TERM DEBT	47,754,805	65,461,243

TOTAL LIABILITIES	62,627,681	86,840,898

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value
20,000,000 shares authorized
8,501,558 shares issued	85,016	84,816
Additional paid-in capital	52,118,023	52,165,202
Less : Treasury stock, at cost (221,730 shares)	(891,806)	(971,185)
Accumulated deficit	(22,647,840)	(24,996,251)
Accumulated comprehensive income	(309,997)	(494,243)

	28,353,396	25,788,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,981,077	$112,629,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters ended September 30, 2003 and September 30, 2002
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2003	2002

CHARTERHIRE AND OTHER INCOME	$7,911,048	$11,036,997

COSTS AND EXPENSES
Commission on Charterhire	(210,544)	(268,772)
Vessel Operating Expenses	(4,899,586)	(4,782,543)
Amortisation of Drydocking Costs	(359,701)	(139,795)
Depreciation	(1,549,717)	(2,640,025)
General and Administrative Expenses	(253,775)	(261,294)

OPERATING INCOME	(637,725)	2,944,567

OTHER INCOME/(EXPENSES)
Interest Expense	(1,096,591)	(1,678,099)
Interest Income	38,065	28,746
Provision for impairment Loss on vessels	-	(815,896)
Gains on Repurchases of Notes	-	94,598
Gain on sale of vessels	1,785,253	-

NET INCOME	$1,364,452	$573,916

BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.17	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,250,526	8,238,262

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended September 30, 2003 and September 30, 2002
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2003	2002

CHARTERHIRE AND OTHER INCOME	$28,109,416	$31,351,226

COSTS AND EXPENSES
Commission on Charterhire	(728,064)	(841,716)
Vessel Operating Expenses	(14,085,796)	(14,800,171)
Amortization of Drydocking Costs	(826,747)	(435,356)
Depreciation	(6,942,054)	(6,394,135)
General and Administrative Expenses	(925,948)	(930,040)

	4,600,807	7,949,809
OPERATING INCOME

OTHER INCOME/(EXPENSES)
Interest Expense	(3,816,466)	(4,810,099)
Interest Income	76,990	94,348
Provision for impairment loss on vessels	(2,918,650)	(1,687,370)
Gains on Repurchases of Notes	2,620,477	94,598
Gain on sale of vessels	1,785,253	-

NET INCOME	$2,348,411	$1,641,286

BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.28	$0.20

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8, 243,665	8,225,063

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2003 and September 30, 2002
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2003	2002

OPERATING ACTIVITIES:
NET INCOME	$2,348,411	$1,641,286
Adjustments to reconcile Net Income to net cash provided from operating Activities
Depreciation	6,942,054	6,601,667
Amortisation of Dry-docking costs	826,747	435,356
Amortisation of issuance costs	195,701	-
Dry-docking Costs Capitalised	(4,917,566)	(161,618)
Provision for impairment loss	2,918,650	1,687,370
Gains on repurchases of Senior Notes	(2,620,477)	(94,598)
Gain on disposal of vessels	(1,785,253)	-
Comprehensive income	184,246	(321,267)
Shares issued to directors	20,000	20,000
Changes in Operating Assets and Liabilities:
Hire receivables	(60,056)	42,468
Recoverable from insurers	89,719	(328,816)
Inventories	(31,283)	152,363
Receivables from affiliates	80,518	122,451
Prepaid expenses and other current assets	(2,418,857)	9,864
Accounts payable	338,829	600,232
Accrued expenses	3,902,210	(2,659,606)
Hire received in advance	(599,895)	(76,000)
Accrued interest	(1,358,870)	(1,076,202)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$4,054,828	$6,594,950

INVESTING ACTIVITIES:
Variation in office equipment	(974)	(2,310)
Sale of vessels	20,335,693	6,664,000
Purchase of vessels	-	(25,000,000)
Change in restricted cash	1,858,250	(737,695)

NET CASH PROVIDED FROM INVESTING ACTIVITIES	22,192,969	(19,076,005)

FINANCING ACTIVITIES:
Repayments of long-term debt	(19,495,491)	(6,895,491)
Repurchases of Senior Notes	(4,283,050)	(82,800)
Debt issuance costs	-	(313,143)
Drawdown of term loans	-	18,000,000
Issuance of stock	12,400

NET CASH USED BY FINANCING ACTIVITIES	(23,766,141)	10,708,566

INCREASE IN CASH	2,481,656	(1,772,489)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,061,451	14,252,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,543,107	$12,480,243

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is incorporated in the Republic of Liberia and, through its subsidiaries, currently owns and operates thirteen second-hand vessels comprising seven liquid petroleum gas ("LPG") carriers, four containerships, and two multipurpose seariver vessels.

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

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to income when incurred. Costs incurred during drydockings and periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey drydocking. For the vessels, which are earmarked for sale, dry-docking expenses are charged to expenses when incurred. For the sixth special survey, dry-docking expenses are amortised to the end of the current charter.

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

DEBT ISSUANCE COSTS: Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities. The write-offs of debt issuance costs associated with the Company’s repurchases and retirements of Notes are recorded as a reduction of Gains on repurchases of Notes. The write-offs of debt issuance costs associated with the Company’s prepayment of secured debt at the time of the sale of vessels are recorded as a reduction of gains on disposals of vessels.

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

NOTE 3. RELATED COMPANY TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation ("Securitas"). As of September 30, 2003, Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, owned approximately 48.17% of the Company.

Until March 28, 2003, V.Ships was an affiliate of the Company as it was 39% owned by Vlasov Group Inc. ("VGI"), another wholly owned subsidiary of Securitas. V.Ships was also owned 31% by Greysea, 19% by General Electric Capital Corporation ("GECC") and 11% by some officers of V Ships. As of March 28, 2003, V.Ships owned approximately 4.24% of the Company and Greysea Limited ("Greysea") a Guernsey corporation controlled by certain senior officers and former officers of V.Ships owned 0.62%.

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

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons. The By-laws of the Company provide that all the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates. Management believes that the terms of all the transactions described herein with V.Ships were fair to the Company.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2003, the management fees are fixed at the rate of $8,600 per vessel/per month for the container ships and the Laforge and at the rate of $8,500 per vessel/per month for the other LPG carriers managed by V.Ships. In 2003, up to March 28, $282,000 were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in the first nine months of 2002 - $961,500).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels’ gross charter revenue and demurrage. In 2003, up to March 28, commercial chartering commissions totalling $4,500 were paid by the Company to affiliates of V.Ships (in the first nine months of 2002 - $86,944).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2003, up to March 28, no commissions or legal fees were paid by the Company to affiliates of V.Ships (in the first nine months of 2002 - $66,457).

The Company leases office space from an affiliate of V.Ships. In 2003, up to March 28, the rental cost paid to the affiliate of V.Ships was approximately $20,216 (in the first nine months of 2002 - $55,742).

In 2003, up to March 28, the Company paid approximately $8,000 for accounting services to an affiliate of V. Ships (in the first nine months of 2002 - $24,916).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V Ships.

At September 30, 2003, the Company had no intercompany balances of trade account receivable due from affiliates ($80,518 at December 31, 2002).

NOTE 4. SALE OF VESSELS

On July 15, 2003, the Company sold four containerships to a non-related party for $21,200,000 and recorded a gain of $1,785,253.

NOTE 5. PROVISION FOR IMPAIRMENT LOSS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment of long-lived Assets and for long-lived Assets to be Disposed of", the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable.

At September 30, 2003, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable. The Company also reviewed the carrying values of the vessels earmarked for sale and determined that no further write off was necessary. (see "Item 2. Management discussion and analysis", for further comments).

Evaluating recoverability in accordance with FAS 144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

NOTE 6. SHAREHOLDERS' EQUITY

The net income of $2,348,411 for the nine months ended September 30, 2003 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the nine months ended September 30, 2003 is as follows:

	Common	Treasury	Additional	Accumulated	Foreign	Unrealised	Total
	Stock	Stock	Paid-in	Deficit	Currency	Losses on	Shareholders
	Par	at cost	Capital		Translation	Cash flow	Equity
	Value				Adjustment	Hedges

December 31, 2002	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$15,924	$(510,167)	$25,788,339

Net Income				2,348,411			2,348,411

Issuance of stock	200		12,200				12,400

Foreign currency translation adjustment					44,142		44,142

Transfer of Treasury stock to Directors		79,379	(59,379)				20,000

Unrealised gains on cash flow hedges						140,104	140,104

September 30, 2003	$85,016	$(891,806)	$52,118,023	(22,647,840)	60,066	(370,063)	28,353,396

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation of $25,000 by allotment of shares of the Company’s common stock of equivalent value.

On September 20, 2002, 163,148 stock options were granted to employees (see Note 8 Stock Option Plan).

NOTE 7. LONG TERM DEBT

In March 1998, the Company completed an issue of $100,000,000 of 10-year Senior Notes (the "Notes"). These Notes were issued pursuant to an indenture (the "Indenture") between the Company and Bankers Trust Company as trustee. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 in each year at a rate of 11.25% per annum. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all other senior unsecured indebtedness of the Company. The Notes effectively rank junior to all secured indebtedness and to any indebtedness of the Company's subsidiaries. The Company’s obligations under the Indenture were guaranteed on a senior unsecured basis as of the date of the Indenture by substantially all of the Company’s then existing vessel-owning subsidiaries and in the future may be jointly and severally guaranteed by certain other subsidiaries of the Company.

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

The Board of Directors has authorised Management to repurchase Notes at times and prices and in volumes, which Management deems appropriate. During the nine months ended September 30, 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transaction (there were no repurchases in the first six months of 2002).  The repurchased Notes have been retired.

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in September 1998. Pursuant to this credit facility, certain of the Company’s subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at September 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances were made by reference to the ages and to the types of vessels acquired. Since December 31, 2002, drawings are no longer permitted under this facility. At September 30, 2003, the total amount outstanding under this facility was $16,216,868.

In September 2002, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank") in order to finance the acquisition of a second-hand LPG vessel by one of the Company’s wholly owned subsidiaries. The facility bears interest at LIBOR plus 2% and is non-recourse to the Company. The acquiring subsidiary made a drawing of $13,462,500, which is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap’s notional amount and duration follow the scheduled repayments of the underlying loan. At September 30, 2003, the total amount outstanding under this facility was $8,750,625. In addition, two of the Company’s wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998, made drawings totalling $4,237,500 under this facility to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled.

In April 2002, the Company was granted a $18,000,000 credit facility by Nedship Bank in order to finance the acquisition of four second hand container vessels by four of the Company’s wholly owned subsidiaries. The facility was guaranteed by the Company, bore interest at a fixed rate of 5.42% and was repayable in ten equal quarterly repayments of $1,800,000. The loan was fully repaid on July 15, 2003 at the time of sale of the vessels.

The Company’s long-term debt is secured by certain of its vessels.

In July 2003, the Company counter-guaranteed, for an amount of Euros 2,250,000, a performance bond issued in favour of a Major European Group. This bond was placed to support the Company’s submission to a tender offer for the acquisition of some of this Group’s vessels, together with a time charter back. The tender offer was made jointly by a group of companies including The Company, and the performance bond was issued by a bank. The validity of the bond expires latest on October 31 st , 2003. In August 2003, the Company was advised that its offer was not retained but that the performance bond validity remained unchanged.

NOTE 8: STOCK OPTION PLAN

On September 20, 2002, the shareholders authorised the creation of a Stock Option Plan for the Company’s employees. A maximum of 407,871 shares or 5% of the Company’s outstanding shares were authorised for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option and vest 25% per annum, commencing one year after the grant date of the respective option. Options expire 10 years after the grant date.

On September 20, 2002, the Company’s Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share.

In the nine month period ended September 30, 2003, 13,542 options were cancelled following the departure of an employee at a cost of $3,494. At September 30, 2003, 19,934 stock options had been exercised and 54,869 stock options were exercisable. As of September 30, 2003, the stock price of the Company was $1.65.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on September 30, 2003 .

Revenue

The Company had revenue from charterhire and other sources amounting to $7,911,048 for the quarter and $28,109,416 for the nine month period ended September 30, 2003 ($11,036,997 for the quarter and $31,351,226 for the nine month period ended September 30, 2002). The reduction is due to the sale of four vessels on July 15, 2003.

In the first nine months of 2003, the Company's on-hire performance of the vessels on time charter was 93.63% on a potential 3,003 days ( for the first nine months of 2002, it was 97.66% on a potential of 4,178 days). The decrease in the on-hire performance is due to the fact that eight ships underwent dry-docking during the first nine months of 2003. The on-hire performance of the vessels on bareboat charter was 100%.

Costs and Expenses

Commission on charterhire was $210,544 for the quarter and $728,064 for the nine months ended September 30, 2003. It was $268,772 for the quarter and $841,716 for the nine months ended September 30, 2002.

Vessel operating expenses plus amortisation of dry-docking costs totalled $5,259,287 for the quarter and $14,912,543 for the nine months ended September 30, 2003. They were $4,922,338 for the quarter and $15,235,527 for the nine months ended September 30, 2002. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs increased from 48.6% in the first nine months of 2002 to 53.0% in the first nine months of 2003. The increase in vessel operating expenses as a percentage of revenues is mainly due to the fact that the four vessels sold on July 15, 2003 were employed on bareboat charter and such sale resulted in a reduction of revenues without a corresponding reduction of operating expenses (see Item 1: Business General). Daily operating expenses per vessel averaged $4,242 i n the first nine months of 2003 as compared to $ 3,268 in the first nine months of 2002. This in crease is due to the sale of some smaller vessels resulting in larger vessel average size.

Depreciation totalled $1,549,717 in the quarter and $ 6,942,054 for the first nine months of 2003 ($2,640,025 for the quarter and $6,394,135 for the nine months ended September 30 2002). The decrease is due to the sale of vessels in 2003.

General and administrative expenses amounted to $253,775 for the quarter and $925,948 for the nine months ended September 30, 2003. They were $261,294 for the quarter and $930,040 for the nine months ended September 30, 2002.

Other Income and Expenses

Interest expense amounted to $1,096,591 for the quarter and $3,816,466 for the nine months ended September 30, 2003 ( $1,678,099 for the quarter and $4,810,099 for the nine months ended September 30, 2002). The reduction is due to the debt reduction.

Interest income totalled $38,065 for the quarter and $76,990 for the nine months ended September 30, 2003 as compared with $28,746 for the quarter and $94,348 for the nine months ended September 30, 2002. The decrease in interest income is due to lower cash balances during the first six months and lower interest rates.

The Company realised a net gain of $1,785,253 on the sale of four container vessels to a non-related party on July 15, 2003.

The Company realised a net gain of $2,620,477 on the repurchase and retirement of $7,000,000 face value of Notes in the first quarter of 2003. An amount of $96,473 representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the notes was written off.

Impairment loss

At September 30, 2003, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time. The Company also reviewed the carrying values of the vessels earmarked for sale and determined that no further write off was necessary.

In January 2003, the Company had received appraisals for its entire fleet from leading independent shipbrokers. The appraised value of the Company’s fleet, excluding the 2 vessels now earmarked for sale, was approximately $72.4 million. This indicated that the market value of the vessels (excluding the 2 vessels now earmarked for sale) was below the book values at December 31, 2002 by approximately $8.7 million. The aggregate market value of the gas carriers was $13.8 million below the book values, while the aggregate market value of the container carriers was approximately $4.9 million above the book values.

Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Net Income

The net income was $1,364,452 for the quarter and $2,348,411 for the nine months ended September 30, 2003, as compared to $573,916 for the quarter and $1,641,286 for the nine months ended September 30, 2002.

Market Conditions

During the first nine months of 2003, the market for small LPG carriers remained very weak. Management does not expect substantial changes in market conditions in the foreseeable future. The Company owns six vessels in this category. The large LPG category has demonstrated a stronger tendency. The Company’s only vessel in this category is fixed on a long-term charter ending in September 2006.

During that same period, the market for containerships enjoyed strong growth, buoyed by an unprecedented dynamism of the Chinese trade, and the slowdown of new vessel deliveries. However the sluggish economic environment, particularly in Europe may affect the state of the market in the months to come. The Company is only partially sheltered from potential fluctuations in this market: its four container vessels are fixed until September 2005, but the Company is committed to charter the Maersk Tampa in September 2004 for eighteen months at a fixed rate (see below: Liquidity and Sources of Capital).

Certain of the information contained in this Form 10-Q may constitute "forward-looking statements" as that term is defined under United States federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed in the Company’s filings with the SEC.

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

The Company’s application of FAS 144 rules are based on judgements regarding the existence of impairment indicators, which in turn are based on management estimates and assumptions regarding future market performance and future vessel operating and financial performance. Actual results could differ from these estimates and the company may have to record additional impairment charges not previously recognised. See Note 4. Provision for Impairment Loss.

Liquidity and Sources of Capital

The Company generated cash flows from operations of $4,054,828 in the nine months ended September 30, 2003 in comparison to $6,594,950 in the nine months ended September 30, 2002. The reduction is due to the sale of four vessels in July 2003 and to a large amount of dry-docks off-hire (see below paragraph on dry-docks).

In the first nine months of 2003, the Company dry-docked 8 vessels for a total cost of $4.9 million. In addition to the cost of the dry-docks, the Company had to bear a significant loss of revenues since charterers do not pay the hire during dry-docks; the Company incurred approximately 150 days of dry-dock off-hire in the first nine months of 2003. In addition, the dry-docks account for the large increase in Prepaid Expenses and Accrued Expenses as the yards typically receive large advances on the basis of their quote and issue the actual invoice several months after the end of the dry-dock.

The Company had $16,543,107 in Cash and cash equivalents at September 30, 2003 (December 31, 2002 - $14,061,451). Restricted cash amounted to $143,509 (December 31, 2002 - $2,001,759). In addition, it should be noted that $1,768,693 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2002 - $3,617,858).

In the first nine months of 2003, the Company repaid net borrowings of $26,495,491. These repayments consisted of: (i) $7,636,116 for normal scheduled repayments, (ii) $1,059,375 for the prepayment of the second Scotia advance, (iii) $4,283,050 for the retirement of $7,000,000 of Notes and (iv) $10,800,000 for the prepayment of the Nedship loan (see Note 7. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $78,429,859 as of December 31, 2002 to $51,934,368 as of September 30, 2003.

On July 15,2003, the Company sold four containerships to a non-related party for $21,200,000 and repaid the Nedship Bank loan outstanding amount of $10,800,000. The sale generated a net profit of $1,785,253. These vessels were not the ones earmarked for sale. The Company plans to sell the vessels earmarked for sale at the most opportune time and prior to December 31, 2003.

The ratio of current assets to current liabilities increased from 0.88 at December 31, 2002 to 1.46 at September 30, 2003. The increase is mainly due to the sale of the four containerships on July 15, which resulted in an increase in cash and cash equivalents of approximately $9.6 million and a reduction in current maturities of long term debt of $7.2 million.

In September 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the Company is committed to charter the vessel back from the buyer for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,700,000. This amount does not take into consideration any revenues the Company will earn from chartering the vessel to another party.

In July 2003, the Company counter-guaranteed, for an amount of Euros 2,250,000, a performance bond issued in favour of a Major European Group. This bond was placed to support the Company’s submission to a tender offer for the acquisition of some of this Group’s vessels, together with a time charter back. The tender offer was made jointly by a group of companies including The Company, and the performance bond was issued by a bank. The validity of the bond expires latest on October 31 st , 2003. In August 2003, the Company was advised that its offer was not retained but that the performance bond validity remained unchanged.

ITEM 3: Quantitative and qualitative Disclosures about Market Risk

Interest Rate Swap

The Company holds one interest rate swap agreement, which is used to hedge the Company’s interest rate exposure associated with its long-term debt. At September 30, 2003 , the swap agreement had a notional amount of $8,077,500, a fair market value of $370,063 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006 .

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long term debt as described below.

In September 1998, a revolving credit facility of $40,000,000 was granted to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and mature in September 2006. At September 30, 2003 the balance outstanding was $16,216,868. This debt is not hedged by interest rate swaps. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $ 155,949 .

Impact of Currency Fluctuations

The Company’s functional currency is the US dollar; however, a significant number of transactions are performed in other currencies. In the first nine months of 2003, approximately 4% of total revenues and approximately 15% of total costs and expenses were denominated in currencies other than US dollars.

ITEM 4: Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003, (the "Evaluation Date"). These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and to the Chief Financial Officer. Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s chief executive officer and chief financial officer, in other factors that could significantly affect the Company’s internal disclosure controls and procedures subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Agreement dated June 17, 2003 for the sale of SA Winterberg

b)	Agreement dated June 17, 2003 for the sale of SA Sederberg

c)	Agreement dated June 17, 2003 for the sale of Maersk Constantia

d)	Agreement dated June 17, 2003 for the sale of SA Helderberg

e)	Exhibit 31.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

f)	Exhibit 31.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

g)	Exhibit 32.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

h)	Exhibit 32.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

i)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.

Registrant

Date : November 13, 2003	/S/ GUY MOREL

Guy Morel
President
Chief Operating Officer
(Principal Executive Officer)

Date : November 13, 2003	/S/ DOMINIQUE SERGENT

Dominique Sergent
Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

