Form 10-K
period 2003-12-31
MC SHIPPING INC
filed 2004-03-19
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2003	1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing American Stock Exchange price on March 10, 2004 was: $10,989,031.

Excluded from this amount are the shares of Common Stock beneficially owned by Securitas Holding Corporation, Greysea Limited and by each officer and director of the Company in that such companies and persons may be deemed to be affiliates of the Company. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2004 was:

Common Stock, $.01 par value: 8,308,508

PART I

ITEM 1: BUSINESS - GENERAL

MC Shipping Inc. (the “Company”) was incorporated on March 17, 1989, in the Republic of Liberia.

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2003, the Company's fleet included seven liquid petroleum gas (“LPG”) carriers, four containerships and two multipurpose seariver vessels. The Company sold four container vessels in July 2003 (please refer to "Significant Events" under Item 7). Each of the Company’s vessels is owned by a separate wholly owned subsidiary of the Company.

An LPG carrier is designed to carry petroleum gases used primarily as low pollution fuels and as feedstock in the petrochemical and fertiliser industries. A containership is a vessel designed exclusively to carry containers. A multipurpose seariver vessel is a small vessel capable of carrying general cargo and/or bulk cargo both on rivers and at sea.

The Company generally employs its vessels on time charter, bareboat charter or spot charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports: the Company is paid for the tonnage transported and pays all voyage costs.

The level of the Company's revenues and expenses will vary from year to year depending on, amongst other things, the number of vessels controlled by the Company during each year.

SHIPPING INDUSTRY BACKGROUND

The shipping industry is subject to cyclical fluctuations in charter rates and vessel values based on changes in supply and demand. The industry has been experiencing volatility in profitability, vessel values and charter rates resulting from changes in the supply of, and demand for, shipping capacity. The demand for ships is influenced by, among other factors, global and regional economic conditions, developments in international trade, changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, conflicts, embargoes and strikes. The demand for ships is also influenced by, among other things, the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products. Demand for such products is affected by, among other things, general economic conditions, commodity prices, environmental concerns, weather and competition from alternative fuels. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. All of these factors which affect the supply of and demand for vessel capacity are beyond the control of the Company. In addition, the nature, timing and degree of changes in the shipping markets, in which the Company operates, as well as future charter rates and values of its vessels, are not readily predictable.

During 2003, the market for small LPG carriers remained weak, while the large LPG vessels were able to fare somewhat better. The LPG market demonstrated slightly greater strength towards the very end of the year 2003. Management feels that increased import requirements in the Far East and the lack of new building orders for LPG carriers will help this trend to continue into 2004. Management is therefore cautiously optimistic for the year to come. The Company owns six small LPG carriers of the fully pressurised type. In addition, the Company owns a very large LPG carrier, which is fixed on a long-term charter ending in September 2006.

During that same period, the market for containerships enjoyed strong growth, buoyed by dynamism in Chinese trade, and the slowdown of new vessel deliveries. The Company is not taking advantage of this strong market, since its four container vessels are on fixed charters until September 2005 to Maersk Sealand.

Certain of the information contained in this Form 10-K may constitute “forward-looking statements” as that term is defined under United States federal securities laws. “Forward-looking statements” are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed elsewhere herein and in the Company’s other filings with the SEC.

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

Management exercises direct control over the Company's overall strategic management function. The technical management function is sub-contracted to V.Ships Inc. or its affiliates ("V.Ships"), a Company formerly affiliated with the Company, or to other technical managers. Other managers have been engaged to handle the Company’s two multipurpose seariver vessels because of the specialised nature of the trade. Management exercises regular controls over the technical managers of the vessels to ensure that they are properly maintained. Management exercises direct control of the commercial management function but may, on a case-by-case basis, engage the services of V.Ships or independent brokers in order to obtain employment for the Company’s vessels and to manage its relations with its charterers.

The Company, via its wholly owned subsidiaries, enters into management agreements with V.Ships and other technical managers for the technical operation of the Company's fleet. These agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships and other technical managers for the operation of the Company's vessels and V.Ships and other technical managers are paid a fixed management fee. For the rates of fees to V Ships, see “COMPENSATION TO AFFILIATES”. In addition, if the Company deems it necessary to employ the services of V.Ships and/or other technical managers in the chartering or commercial operation of any of the Company's vessels, V.Ships and/or other technical managers are entitled to a commercial chartering commission determined in the light of current industry practice. For the rates of fees payable to V.Ships, see “COMPENSATION TO AFFILIATES”.

The Company had 17 charters covering the year 2003, 11 of which were commenced in 2003, and four charterers provided revenues exceeding 10% of the Company's total revenues. The Company’s multipurpose seariver vessels and some of the Company's LPG carriers were engaged on voyage charters in 2003 and are excluded from these statistics.

COMPENSATION TO AFFILIATES

Effective March 28, 2003, V.Ships ceased to be an affiliate of the Company following a change in the shareholding structure of V.Ships (see ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). Therefore, the Company's disclosure with respect to payments to V.Ships covers the full years 2001 and 2002 and the period from January 1 through March 28 in 2003.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by another independent vessel manager because of the specialised nature of the trade and excluding the vessels which are on bareboat charter which are managed by the charterer.

The Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2003, the management fees were fixed at the rate of $8,600 per vessel/per month for the container ships and the LPG carrier Laforge and at the rate of $8,500 per vessel/per month for the LPG carriers managed by V.Ships (in 2002, management fees were respectively $8,350 and $8,250 for such vessels). In 2003, up to March 28, $282,000 were paid by the Company to V.Ships for services provided to the Company pursuant to the Agreements (2002 - $1,233,510; 2001 - $1,516,059).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels’ gross charter revenue and demurrage. In 2003, up to March 28, commercial chartering commissions totalling $4,500 were paid by the Company to V.Ships (2002 - $81,714; 2001 - $300,573).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2003, up to March 28, no commissions or legal fees were paid by the Company to affiliates of V.Ships (2002 - $35,493; 2001 - $84,716).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2003, up to March 28, the rental cost and telecommunications expenses paid to affiliates of V. Ships were approximately $29,316 (2002 - $88,365; 2001 - $154,328).

The Company outsources some bookkeeping functions to an affiliate of V.Ships. In 2003, up to March 28, the Company paid a total of approximately $7,750 for such accounting services (2002 $32,375; 2001 - $34,626). Starting in 2003, some bookkeeping functions are also outsourced to an affiliate of the Vlasov Group. In 2003, $5,700 was paid for such services.

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services described below.

The Company places part of its vessel hull and machinery insurance, increased value insurance and war risk insurance through a captive insurance Company, affiliated with V. Ships. In 2003, up to March 28, the Company was charged with insurance premiums of approximately $242,679 which were included in vessel operating expenses (2002 - $993,595; 2001 - $1,050,288).

The Company uses, for crew and staff travelling, the services of a Company affiliated with V.Ships. In 2003, up to March 28, such travelling expenses amounted to approximately $47,207 and were included in vessel operating expenses or in general and administrative expenses (2002 - $144,577; 2001 - $166,310).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2003, up to March 28, the Company paid approximately $81,839 for these services, which were included in vessel operating expenses (2002 - $344,018; 2001 - $503,420).

The Company uses various companies affiliated with V.Ships for manning, safety and training. . In 2003, up to March 28, such expenses amounted to approximately $95,995 and were included in vessel operating expenses (2002 - $563,954; 2001 - $917,880).

At December 31, 2003, the Company had interCompany balances of trade accounts receivables of $76,094 due from affiliates ($80,518 in 2002).

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

The Company's insurers require that the Company's vessels meet certain requirements set by maritime classification societies as a condition to obtaining insurance. The classification societies determine that the vessels are safe and seaworthy in accordance with the International Maritime Organisation and the Safety of Life at Sea Convention. All LPG carriers, containerships and multipurpose carriers are inspected by a surveyor of the classification society every year (“Annual Survey”), every two and one half years ("Intermediate Survey"), and every five years (“Special Survey”). The Company has purchased and intends to purchase only vessels, which are able to comply with such classification society requirements. It is expected that, under classification society rules, the Company's vessels will be required to undergo dry-docking at least once every three years. Normal dry-docking takes one to two weeks. The Company estimates that current dry-docking costs in the geographical areas where the Company anticipates having such work performed will vary between approximately $200,000 and $1,600,000 per vessel, depending upon the size and complexity of the vessel concerned. This estimate is based on a dry-docking cycle of two and one half to three years between each visit to a dry-dock facility and assumes regular but no extraordinary expenses for maintenance and repairs. In addition to dry-docking, the Company is required to purchase spare parts and perform repairs on its vessels from time to time. In the case of bareboat charter arrangements, the bareboat charterer undertakes, at its expense, to ensure that the vessel is regularly dry-docked and is properly maintained.

REGULATION

The Company's business is materially affected by government regulation in the form of international conventions, national, state or local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are often revised, the Company is unable to predict the ultimate costs of complying with such conventions, laws and regulations. Under certain regulations, a vessel owner may be liable for property and environmental damages and all of its assets could be subject to claim for such damages. Moreover, in certain jurisdictions, under the “sister ship” doctrine, all of the affiliates in a fleet of ships may be liable for damages caused by, or debts incurred with respect to, a ship owned by one affiliate, and the ships and other assets of all the affiliates may be subject to attachments.

In addition, the Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The Company believes that it will readily be able to obtain all such permits, licenses and certificates as may be required.

Some countries have laws or practices which restrict the carriage of cargoes depending upon the nationality of a vessel or its crew or the origin or destination of the vessel, as well as other considerations relating to particular national interests. The Company cannot predict the effect that such laws or practices may have on its ability to obtain cargoes. It is expected that the Company's vessels, all of which are non-United States flag vessels, will be permitted to enter the territorial waters of the United States, but will not be permitted, under the Merchant Marine Act, 1920 (the Jones Act), to transport cargoes between United States ports. Such restriction is not expected to have a material adverse impact on the Company's operations. One of the Company's vessels made one call to a United States port in 2003.

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

EMPLOYEES

In 2003, the Company employed four persons on a full-time basis, three of whom are officers of the Company.

The Company, through its vessel-owning subsidiaries, hires officers and crews for each of the Company's vessels. Seamen from India, Latvia, Russia, the Ukraine and the United Kingdom currently man the Company's vessels and a total of approximately two hundred and fifty seamen currently serve on the Company’s vessels. These seamen are generally unionised and the Company believes its relationships with the seamen who serve on board its vessels are good.

ITEM 2: PROPERTIES

The Company, through its wholly owned subsidiary MC Shipping S.A.M., directly rents office space and procures administrative services in Monaco. In 2003, the Company leased office space at a cost of $76,078 (2002 - $75,889; 2001 - $67,769).Additionally, the Company has at its disposal office space and administrative services in Bermuda.

At December 31, 2003, the Company's wholly-owned fleet consisted of the following vessels:

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since May 31, 1989, the Company's Common Stock has traded on the American Stock Exchange. The ticker symbol for the Company's Common Stock is “MCX”.

The high and low sales prices for the Company's Common Stock for the last two fiscal years are set forth below:

Quarter ended	2003		2002

	High	Low	High	Low

March 31	1.15	0.87	1.65	0.83
June 30	1.34	1.01	1.50	1.00
September 30	1.75	1.05	1.20	1.02
December 31	2.32	1.47	1.09	0.82

As of March 10, 2004, there were 70 record holders of Common Stock.

DIVIDENDS

In March 2002 and 2003, the Company’s Board of Directors determined that no dividends would be paid out of the 2001 and 2002 results, respectively. Cash dividends are currently restricted under the Indenture pursuant to which the 11.25% Senior Notes due 2008 (the "Notes") were issued. In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded down to the nearest multiple of 20.

The Company has been advised that distributions to shareholders who are not citizens or residents of Liberia will not be subject to tax by Liberia under its laws as currently in effect. There is no income tax treaty between Liberia and the United States.

SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2003

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	100,992	$0.622	244,723
Equity compensation plans not approved by security holders	-	-	-
Total	100,992	$0.622	244,723

ITEM 6:   SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the Consolidated Financial Statements of the Company. The Company’s books and records are maintained in U.S. dollars, which is the Company’s functional currency. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other information included herein.

Consolidated Statements of Operations Data

	Years ended December 31

	2003	2002	2001	2000	1999

Charterhire and Other Income	$35,797,522	$41,858,999	$44,823,301	$59,482,840	$54,822,284
Commission on Charterhire	(895,394)	(1,100,422)	(1,223,268)	(1,667,349)	(1,596,864)
Vessel Operating Expenses	(17,875,984)	(19,547,436)	(22,321,851)	(30,879,820)	(28,567,124)
Amortisation of Dry- docking Costs	(1,176,659)	(575,185)	(895,802)	(1,133,126)	(1,247,686)
Depreciation	(8,295,583)	(9,127,713)	(10,761,040)	(16,194,411)	(15,919,206)
General and Administrative Expenses	(1,419,368)	(1,382,587)	(1,652,622)	(1,558,510)	(1,624,465)

Operating Income	6,134,534	10,125,656	7,968,718	8,049,624	5,866,939
Interest Expense	(4,866,062)	(6,418,537)	(7,953,745)	(12,483,936)	(12,190,452)
Interest Income	110,603	127,559	373,589	664,718	971,098
Equity in (Loss) from Associated Companies	-	-	(296,378)	(90,314)	(101,585)
Impairment Loss	(2,693,650)	(1,687,370)	(10,712,007)	(17,876,067)	(52,649)
Gains /(Losses) on Disposals of vessels	1,785,253	-	2,084,283	(3,931,641)	-
Loss on termination of leases	-	-	-	-	(508,442)
Gains on debt extinguishment	2,620,477	94,598	11,388,757	-	6,079,702

Net Income / (Loss)	$3,091,155	$2,241,906	$2,853,217	$(25,667,616)	$64,611

Basic and diluted Per Share Amounts:
Net Income/(Loss)	$0.37	$0.27	$0.35	$(3.15)	$0.01
Cash Dividends Declared and Paid	$-	$-	$-	$-	$-

Consolidated Balance Sheet Data

	December 31

	2003	2002	2001	2000	1999

Current Assets	$19,727,175	$18,787,275	$18,122,265	$21,918,730	$22,704,119
Current Liabilities	$11,005,741	$21,379,655	$16,802,533	$23,227,096	$28,889,506
Total Assets	$87,316,016	$112,629,237	$104,828,997	$148,695,530	$191,412,610
Long-term Debt	$47,081,690	$65,461,243	$64,209,859	$104,350,975	$115,738,029
Shareholders’ Equity	$29,228,585	$25,788,339	$23,816,605	$21,117,459	$46,785,075

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

Revenues and Expenses

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2003, the Company's fleet included seven liquid petroleum gas (“LPG”) carriers, four containerships and two multipurpose seariver vessels. Each of the Company’s vessels is owned by a separate wholly owned subsidiary of the Company.

The Company generally employs its vessels on time charter, bareboat charter or spot charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports: the Company is paid for the cargo transported and pays all voyage costs.

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

Shipping markets

During 2003, the market for small LPG carriers remained weak, while the large LPG vessels were able to fare somewhat better. The LPG market demonstrated slightly greater strength towards the very end of the year 2003. Management feels that increased import requirements in the Far East and the lack of new building orders for LPG carriers will help this trend to continue into 2004. Management is therefore cautiously optimistic for the year to come. The Company owns six small LPG carriers of the fully pressurised type. In addition, the Company owns a very large LPG carrier, which is fixed on a long-term charter ending in September 2006.

During that same period, the market for containerships enjoyed strong growth, buoyed by dynamism in Chinese trade, and the slowdown of new vessel deliveries. The Company is not taking advantage of this strong market, since its four container vessels are on fixed charters until September 2005 to Maersk Sealand.

Accumulated Deficit.

As of December 31, 2003, the Company's accumulated deficit was $21,905,096. This amount consisted of total accumulated losses (net of accumulated profits) of $13,209,252 since the Company's inception and dividends declared of $8,695,844 over the same period. An additional $5,477,561 of dividends were paid and accounted for as a reduction of paid-in capital over the same period. The majority of such dividends were paid prior to 1994 when the Company was a self-liquidating fund with a dividend policy based on cash flow generation.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Significant Events During 2003

In February 2003, the Company repurchased Notes having a total face value of $7,000,000 and recorded a gain of $2,620,477 on the transaction.

In July 2003, the Company sold four second-hand container vessels to a non-related third party for a total sale price of $21,200,000 and recorded a gain of $1,785,253.

Revenue

The Company had gross revenue from charterhire and other sources of $35,797,522 for the year ended December 31, 2003, a 14.5% decrease from gross revenue of $41,858,999 in 2002. The revenue decrease resulted mainly from the sale of four vessels in July and the fact that 145 days of hire were lost in 2003 as eight vessels underwent dry-docking.

Vessels on time charter

The average rate per day on hire (computed as total revenues divided by total number of days on-hire for the vessels on time charter) was $7,437 in 2003 ($7,633 in 2002). The reduction is mainly due to the reduction in charterhire of the four remaining containerships in October 2003.

In 2003, the Company's on-hire performance of the vessels on time charter was 95.1% on a potential 4,015 days (97.6% on a potential 4,517 days in 2002). The decrease in on-hire performance was mainly due to the large number of dry-docks in 2003.

In 2003, the vessels on time charter experienced off-hire time for the following reasons: (i) 0.72% of the total available days were lost due to technical reasons (“operating off-hire”); (ii) 3.61% of the total available days were lost due to dry-docking and planned repair time; and (iii) 0.54% of the total available days represented time spent in positioning for subsequent employment.

Vessels on bareboat charter

The average rate per day on hire for the vessels on bareboat charter was $6,000 per day in 2003 (2002: $6,000). Bareboat charter rates are generally lower than time charter rates since the vessel operating expenses are paid by the charterer (See Item 1 Business General). The on-hire performance was 100%. The vessels on bareboat charter were sold in July 2003.

Costs and Expenses

Commission on charterhire was $895,394 in 2003, an 18.6% decrease from the $1,100,422 incurred during 2002. This decrease is a direct result of decreased revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $19,052,643 for the year ended December 31, 2003, representing a decrease of 5.3% from 2002 vessel operating expenses plus amortisation of dry-docking which amounted to $20,122,621. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs were equal to 53.2% in 2003 compared to 48.1% in 2002. The increase in vessel operating expenses as a percentage of revenues in 2003 is due to the sale of vessels operated on a bareboat basis which do not have any operating expenses (see Item 7. Overview).

Depreciation was $8,295,583 for the year ended December 31, 2003, compared to $9,127,713 in 2002. The decrease resulted from the reduced fleet size.

General and administrative expenses were $1,419,368 for the year ended December 31, 2003, compared to $1,382,587 in 2002. This represented 4.0% of revenue in 2003 as compared to 3.3% of revenue in 2002. The increase in percentage is due to the fact that these expenses are rather stable and revenues were down.

Other Income and Expenses

Interest expense amounted to $4,866,062 for the year ended December 31, 2003 as compared to $6,418,537 in 2002, and represented 13.6% of revenue as compared with 15.3% in 2002. The decrease in interest expense resulted from a reduction in interest expense on the Notes due to the repurchases and to lower interest rates in 2003 on the Company's existing credit facility with Fortis Bank and Banque Nationale de Paris "BNP”.

Interest income totalled $110,603 in 2003, a decrease from interest income of $127,559 in 2002. The decrease in interest earnings was due to the reduction in the general level of interest rates and lower cash balances.

In 2003, the Company repurchased Notes having a total face value of $7,000,000 and recorded a gain of $2,620,477 on the transaction. In 2002, the Company repurchased Notes having a total face value of $180,000 and recorded a gain of $94,598 on the transactions. The repurchased Notes have been retired.

The Company recognised a $1,785,253 gain on the sale of four container vessels in July 2003.

Impairment Loss

In 2002, a provision for estimated impairment loss of $1,687,370 was recorded as the values of two vessels earmarked for sale in December 2001 were adjusted to market value. These vessels were reclassified from "held for sale" to "held and used" at the end of 2002. They were reinstated at the carrying amount, before they were classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used, which amount was lower than fair value at year end.

In March 2003, the Board approved the sale of two other vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. Since these vessels could not be sold, they were reclassified from "held for sale" to "held and used" at the end of 2003. The provision for estimated impairment loss recorded in 2003 was $2,693,650. As of December 31, 2003, the Company had no vessels earmarked for sale.

In January 2004, the Company received appraisals for its fleet from leading independent shipbrokers. The appraised value of the Company’s fleet was approximately $61.8 million. This indicated that the aggregate market value of the vessels was approximately equal to the carrying values. The aggregate market value of the container carriers were approximately $10.6 million above their carrying values while the aggregate market value of the gas carriers were $11 million below their carrying values.

The Company’s estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows (see Critical Accounting Estimates). Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write-downs in asset values are necessary.

Net Income

The net income for the year ended December 31, 2003 was $3,091,155 as compared to a net income of $2,241,906, for the year ended December 31, 2002.

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company’s business during the year ended December 31, 2003.

Subsequent events

In March 2004, the Company repurchased Notes having a total face value of $3,500,000 and recorded a net gain of $423,595 on the transactions. The repurchased Notes will be retired.

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

Vessels on time charter

The average rate per day on hire (computed as total revenues divided by total number of days on-hire for the vessels on time charter) was $7,633 in 2002 ($9,089 in 2001). The reduction reflects a general decrease in time charter rates arising from poor market conditions in the LPG sector.

In 2002, the Company's on-hire performance of the vessels on time charter was 97.6% on a potential 4,517 days (91.8% on a potential 5,180 days in 2001). The increase in on-hire performance was mainly due to the sale in 2001 of less efficient vessels.

In 2002, the vessels on time charter experienced off-hire time for the following reasons: (i) 1.11% of the total available days were lost due to technical reasons (“operating off-hire”); (ii) 0.43% of the total available days were lost due to dry-docking and planned repair time; (iii) 0.19% of the total available days were lost waiting for employment; and (iv) 0.67% of the total available days represented time spent in positioning for subsequent employment.

Vessels on bareboat charter

The average rate per day on hire for the vessels on bareboat charter was $6,000 per day in 2002 (2001: N/A). Bareboat charter rates are generally lower than time charter rates since the vessel operating expenses are paid by the charterer (See Item 1 Business General). The on-hire performance was 100%.

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

Other Income and Expenses

Interest expense amounted to $6,418,537 for the year ended December 31, 2002 as compared to $7,953,745 in 2001, and represented 15.3% of revenue as compared with 17.7% in 2001. The decrease in interest expense resulted from several factors: (1) a large reduction in interest expense on the Notes due to the repurchases, (2) in 2001, the cancellation of a swap agreement at a cost of $417,000 and (3) a lower level of interest rates in 2002 which was beneficial with respect to the Company's existing credit facility with Fortis Bank and BNP which loan rate is based on Libor.

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

Two vessels were sold in 2002, the other two vessels were reclassified from "held for sale" to "held and used" at the end of 2002. They were reinstated at the carrying amount, before they were classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used, which amount was lower than fair value at year end.

In January 2003, the Company received appraisals for its fleet (including vessels earmarked for sale) from leading independent shipbrokers. The appraised value of the Company’s fleet was approximately $80.5 million. This indicated that the aggregate market value of the vessels was below the carrying values by approximately $10.8 million. The aggregate market value of the gas carriers were $15.9 million below the carrying values, while the aggregate market value of the container carriers were approximately $4.9 million above the carrying values. The Company’s estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write-downs in asset values are necessary.

Net Income

The net income for the year ended December 31, 2002 was $2,241,906, as compared to a net income of $2,853,217 for the year ended December 31, 2001.

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company’s business during the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating the carrying values of long-lived assets, management reviews valuations performed by leading independent shipbrokers and compares these to the vessels' carrying values. An impairment loss for an asset held for use is recognized, when the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount. Measurement of the impairment loss is based on the fair value of the asset.

To estimate the cash flows expected to be generated by a vessel, Management has to make a large number of assumptions on future market performance (the future level of charter rates, the level of commissions), on future operating performance (the level of operating expenses, the costs of dry-docks, the level of off-hire) and on inflation. Actual results could differ from these assumptions and the Company may have in the future to record additional impairment charges not previously recognised.

In January 2004, the Company received appraisals for its fleet from leading independent shipbrokers. The appraised value of the Company’s fleet was approximately $61.8 million. This indicated that the aggregate market value of the vessels was approximately equal to the carrying values. The aggregate market value of the container carriers were approximately $10.6 million above their carrying values while the aggregate market value of the gas carriers were $11 million below their carrying values.

LIQUIDITY AND SOURCES OF CAPITAL

Liquidity

The Company had $16,446,582 in cash available at December 31, 2003 as compared to $14,061,451 at December 31, 2002. In addition, at December 31, 2003, deposits totalling $615,455 (December 31, 2002 - $2,001,759) were pledged to guarantee the Company’s performance under various loan agreements. It should be noted that $2,005,913 was deposited in vessel operating accounts which are directly operated by the vessel technical managers ($3,617,858 in 2002).

The ratio of current assets to current liabilities increased from 0.88 at December 31, 2002 to 1.79 at December 31, 2003. Following the sale of four containerships in July 2003, the Company's cash balances increased by approximately $9.6 million and the current portion of long term debt decreased by $7.2 million following the $10.8 million prepayment of the Nedship Bank loan incurred in 2002 for the acquisition of such ships.

Operating activities

The Company generated cash flows from operations of $5,086,297 in 2003 compared to $11,675,654 in 2002. The reduction is due to the sale of four vessels and to the dry-docking of eight vessels in 2003.

The four vessels sold in July were employed on a bareboat basis. Since they had no operating expenses (see Overview), the resulting reduction in cash flow from operations is equal to approximately 90% of the reduction in revenues.

In 2003, the Company dry-docked 8 vessels for a total cost of $4.8 million. In addition to the cost of the dry-docks, the Company lost approximately 145 days of revenues since charterers do not pay the hire during dry-docks.

Investing activities

On July 15, 2003, the Company sold four containerships to a non-related party for $21,200,000 and prepaid the Nedship Bank loan outstanding amount of $10,800,000. The sale generated a net profit of $1,785,253. These vessels were not the ones earmarked for sale. These funds have not yet been reinvested.

Financing activities

In 2003, the Company repaid net borrowings of $27,168,616 and reduced its long term debt (including current portion) from $78,429,859 as of December 31, 2002 to $51,261,243 as of December 31, 2003. The cash outlay was as follows:

Scheduled repayments	$8,309,241
Prepayment of one of Scotiabank loans	$1,059,375
Retirement of $7 million of Notes	$4,283,050
Prepayment of the Nedship Bank loan	$10,800,000

$24,451,666

As a result, as of December 31, 2003, the Company's contractual obligations were as follows:

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 to 2 years	3 to 5 years
11.25% Senior Notes due 2008	$27,640,000	$-	$-	$27,640,000
Fortis/BNP amortising loan due 2006	16,216,868	1,487,053	14,729,815	-
Scotiabank amortising loan due 2006	7,404,375	2,692,500	4,711,875	-

TOTAL	51,261,243	4,179,553	19,441,690	27,640,000

          The Company's long-term bank debt is secured by certain of its vessels. The bond indenture and the loan agreements contain various business and financial covenants (see Note 6 to the consolidated financial statements).

Guarantees

In July 2003, the Company counter-guaranteed, for an amount of Euros 2,250,000, a performance bond issued in favour of a major European shipping group. This bond was placed to support the Company’s submission to a tender offer for the acquisition of some of this group’s vessels, together with a time charter back. The tender offer was made jointly by a group of companies including the Company, and the performance bond was issued by a bank. In August 2003, the Company was advised that its offer had not been retained and the guarantee was released in October 2003.

The Company’s obligations under the Note Indenture are guaranteed on a senior unsecured basis by substantially all of the Company’s vessel-owning subsidiaries except for the unrestricted subsidiaries (See Note 6 to the consolidated financial statements in Item 8).

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of December 31, 2003.

Contingencies

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the new owners have the option to give the vessel back on charter to the Company for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,700,000 as follows:

2004	$560,000
2005	$6,500,000
2006	$2,640,000

total	$9,700,000

These amounts do not take into consideration any revenues the Company will earn from chartering out the vessel to another party. As of March 2004, the current market rate for twelve month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,900. So, the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance to-day, however, as to where market rates will be in November 2004.

Future cash requirements

In 2004, the Company will have only one vessel to dry-dock. Management believes that the net cash provided by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2004, based on current levels of charter rates.

The Company has currently no vessel earmarked for sale. Following the sale of four vessels in 2003, Management believes that the Company has excess cash to invest and is looking actively at the acquisition of vessels. However, the Company does not currently have any significant commitments for capital expenditures. Actual results in 2004 will depend on the reinvestment of the excess cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

In 2001, the Company had entered into an interest rate swap agreement, which is used to hedge the Company’s interest rate exposure associated with a long-term loan (see Note 6 - Long-Term Debt). As of December 31, 2003, the swap agreement had a notional amount of $7,404,375, a fair market value of $286,894 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long-term debt as described below.

At December 31, 2003, the Company had approximately $16,216,868 in variable rate long term debt outstanding which was not hedged by interest rate swaps, corresponding to the outstanding amount of the credit facility of $40,000,000 granted in June 1998 to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and matures in June 2006. For every one-percent variation in interest rate, the interest expense would vary by $153,201.

Impact of Currency Fluctuations

The Company’s functional currency is the US dollar; however, a number of transactions are performed in other currencies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules for MC Shipping Inc. and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

MC Shipping Inc. and subsidiaries

We have audited the consolidated balance sheets of MC Shipping Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MC Shipping Inc. and its subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG
Chartered Accountants

Nicosia, Cyprus
March 19, 2004

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31	DECEMBER 31
	2003	2002

CURRENT ASSETS

Cash and cash equivalents	$16,446,582	$14,061,451
Restricted cash	615,455	2,001,759
Hire receivables	13,111	8,560
Recoverable from insurers	807,530	946,447
Inventories	582,388	506,401
Receivables from affiliates	76,094	80,518
Prepaid expenses and other current assets	1,186,015	1,182,139

TOTAL CURRENT ASSETS	19,727,175	18,787,275

VESSELS, AT COST	109,303,246	134,303,246
Less – Accumulated depreciation	(47,114,005)	(43,098,414)

	62,189,241	91,204,832

FURNITURE & EQUIPMENT, AT COST	24,304	33,955
Less – Accumulated depreciation	(21,737)	(25,492)

	2,567	8,463

OTHER ASSETS
Dry-docking costs (net of accumulated amortisation of $2,006,533 in 2003 and $1,180,678 in 2002)	4,894,163	1,638,711
Debt issuance cost (net of accumulated amortisation of $1,472,654 in 2003 and $1,446,026 in 2002)	502,870	989,956

TOTAL ASSETS	$87,316,016	$112,629,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	DECEMBER 31	DECEMBER 31
	2003	2002

CURRENT LIABILITIES
Accounts payable	$612,759	$650,174
Hire received in advance	584,843	629,645
Accrued expenses	4,435,166	5,455,907
Accrued interest	1,193,420	1,675,313
Current portion of long term debt	4,179,553	12,968,616

TOTAL CURRENT LIABILITIES	11,005,741	21,379,655

LONG TERM DEBT
11.25% Senior Notes due 2008	27,640,000	34,640,000
Secured loans	19,441,690	30,821,243

TOTAL LONG TERM DEBT	47,081,690	65,461,243

TOTAL LIABILITIES	58,087,431	86,840,898

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value
20,000,000 shares authorised in 2003 and 2002,
8,530,238 shares issued and outstanding in 2003 (8,481,624 in 2002)	85,302	84,816
Additional paid-in capital	52,135,576	52,165,202
Less: Treasury stock, at cost (221,730 shares at December 31, 2003 and 241,466 at December 31, 2002)	(891,806)	(971,185)
Accumulated deficit	(21,905,096)	(24,996,251)
Accumulated comprehensive income	(195,391)	(494,243)

TOTAL SHAREHOLDERS’ EQUITY	29,228,585	25,788,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,316,016	$112,629,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	FOR THE YEARS ENDED DECEMBER 31
	2003	2002	2001

CHARTERHIRE AND OTHER INCOME	$35,797,522	$41,858,999	$44,823,301
COSTS AND EXPENSES
Commission on charterhire	(895,394)	(1,100,422)	(1,223,268)
Vessel operating expenses	(17,875,984)	(19,547,436)	(22,321,851)
Amortisation of dry-docking costs	(1,176,659)	(575,185)	(895,802)
Depreciation	(8,295,583)	(9,127,713)	(10,761,040)
General and administrative expenses	(1,419,368)	(1,382,587)	(1,652,622)

OPERATING INCOME	6,134,534	10,125,656	7,968,718
OTHER INCOME/(EXPENSES)
Interest expense	(4,866,062)	(6,418,537)	(7,953,745)
Interest income	110,603	127,559	373,589
Equity in losses from associated companies	-	-	(296,378)
Provision for impairment losses on vessels	(2,693,650)	(1,687,370)	(10,712,007)
Gains on disposals of vessels	1,785,253	-	2,084,283
Gains on repurchases of notes	2,620,477	94,598	11,388,757

NET INCOME	$3,091,155	$2,241,906	$2,853,217

BASIC AND DILUTED PER SHARE AMOUNTS:
Net Income	$0.37	$0.27	$0.35

Basic weighted average number of shares outstanding	8,256,463	8,228,868	8,180,134

Diluted weighted average number of shares outstanding	8,401,432	8,392,016	8,266,848

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2003	2002	2001

NET INCOME	$3,091,155	$2,241,906	$2,853,217
Adjustments to reconcile Net Income to net cash provided from operating activities:
Depreciation	8,295,583	9,127,713	10,761,040
Amortisation of dry-docking costs	1,176,659	575,185	895,802
Amortisation of issuance costs	233,660	287,161	293,478
Provision for impairment loss on vessels	2,693,650	1,687,370	10,712,007
Equity in loss of associated Company	-	-	296,378
Dry-docking costs capitalised	(4,791,608)	(162,778)	(1,683,386)
Gains on disposals of vessels	(1,785,253)	-	(2,084,283)
Gains on repurchases of Notes	(2,620,477)	(94,598)	(11,388,757)
Non cash compensation to Directors	20,000	20,000	50,000
Changes in Operating Assets and Liabilities:
Hire receivables	(4,551)	120,248	(6,562)
Recoverable from insurers	138,917	(284,281)	967,179
Inventories	(75,987)	270,929	231,240
Receivables from affiliates	4,424	78,768	429,543
Prepaid expenses and other current assets	(3,876)	191,393	1,082,114
Accounts payable	(37,415)	(26,335)	(1,726,348)
Accrued expenses and hire received in advance	(1,065,543)	(2,084,575)	1,481,564
Accrued interest	(183,041)	(272,453)	(1,295,100)

CASH PROVIDED FROM OPERATING ACTIVITIES	5,086,297	11,675,653	11,869,126

INVESTING ACTIVITIES
Purchases of vessels	-	(25,000,000)	(18,165,000)
Proceeds from disposals of vessels	20,335,693	6,664,000	37,711,547
Variation in office equipment	(1,737)	(3,340)	(7,571)
Change in restricted cash	1,386,304	(1,233,348)	558,287

NET CASH PROVIDED FROM/ (USED BY) INVESTING ACTIVITIES	21,720,260	(19,572,688)	20,097,263

FINANCING ACTIVITIES
Repayments of long-term debt	(20,168,616)	(9,898,303)	(29,089,866)
Draw down of term loans	-	18,000,000	17,700,000
Payment of debt issuance costs	-	(313,143)	(202,316)
Repurchases of Notes	(4,283,050)	(82,800)	(20,908,872)
Issuance of stock	30,240	-	-

NET CASH (USED BY) / PROVIDED FROM FINANCING ACTIVITIES	(24,421,426)	7,705,754	(32,501,054)

NET INCREASE /(DECREASE) IN CASH & CASH EQUIVALENTS	2,385,131	(191,281)	(534,665)
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	14,061,451	14,252,732	14,787,397

CASH & CASH EQUIVALENTS AT END OF YEAR	$16,446,582	$14,061,451	$14,252,732

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	No. of Shares Issued	Common Stock par Value	Treasury Stock At cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity

December 31, 2000	8,481,624	$84,816	$(1,303,925)	$52,427,942	$(30,091,374)	-	$21,117,459
Components of Comprehensive Income:
Net Income					2,853,217		2,853,217
Other comprehensive income:
Foreign currency Translation adjustment						(10,298)	(10,298)
Unrealised losses on cash flow hedges						(193,773)	(193,773)

Total Comprehensive Income					22,853,217	((204,071)	2,649,146
Transfer of Treasury Stock to Directors as remuneration for past services			245,043	(195,043)			50,000

December 31, 2001	8,481,624	$84,816	$(1,058,882)	$52,232,899	$(27,238,157)	$(204,071)	$23,816,605

Components of Comprehensive Income:
Net Income					2,241,906		2,241,906
Other comprehensive income:
Foreign currency Translation adjustment						26,222	26,222
Unrealised losses on cash flow hedges						(316,394)	(316,394)

Total Comprehensive Income					22,241,906	((290,172)	1,951,734
Transfer of Treasury Stock to Directors as remuneration for past services			87,697	(67,697)			20,000

December 31, 2002	8,481,624	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$(494,243)	$25,788,339
Components of Comprehensive Income:
Net Income					3,091,155		3,091,155
Other comprehensive income:
Foreign currency Translation adjustment						75,579	75,579
Unrealised gains on cash flow hedges						223,273	223,273

Total Comprehensive Income					3,091,155	298,852	3,390,007
Transfer of Treasury Stock to Directors as remuneration for past services			79,379	(59,379)			20,000
Issuance of stock related to compensation plans	48,614	486		29,753			30,239

December 31, 2003	8,530,238	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$(195,391)	$29,228,585

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, currently owns and operates thirteen second-hand vessels comprising seven LPG carriers, four containerships and two multipurpose seariver vessels. The acCompanying consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

REVENUE RECOGNITION: The Company generally employs its vessels on time charter, bareboat charter or spot charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports: the Company is paid for the cargo transported and pays all voyage costs.

Time and bareboat charter revenue is recognised on an accrual basis and is recorded over the term of the charter as service is provided. Voyage charter revenue and related expenses are accounted for on the percentage of completion method.

Hire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year.

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to expense when incurred. Costs incurred during periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey dry-docking. For the vessels that are earmarked for sale, dry-docking expenses are charged to expense when incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating the carrying values of long-lived assets, management reviews valuations performed by leading independent shipbrokers and compares these to the vessels' carrying values. An impairment loss for an asset held for use is recognized, when the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount. Measurement of the impairment loss is based on the fair value of the asset.

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. In 2001, 2002 and 2003, amounts of $1,542,371, $5,925 and $96,473 respectively, representing portions of the debt issuance costs incurred in 1998 in connection with the Company’s issuance of Notes, were written off, following the Company’s repurchase and retirement of Notes having a face value of $33,840,000, $180,000 and $7,000,000 respectively. These were recorded as a reduction of gains on debt extinguishment. An amount of $156,952, representing the unamortized balance of the debt issuance costs incurred in 2002 in connection with the Nedship loan, was written off in 2003, following the sale of the vessels. This was recorded as a reduction of the gain on the disposal. Normal amortisation expense, included in Interest Expense, amounted to $233,660 in 2003, $287,161 in 2002 and $197,912 in 2001.

INTEREST RATE SWAPS: SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” requires the Company to recognise its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

The Company enters from time to time into interest-rate swap agreements to modify the interest characteristics of its outstanding debt (See Note 6). Each interest-rate swap agreement is designated with all of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement.

These interest-rate swaps are designated and qualifying as cash flow hedges i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk. As a result, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings.

INVENTORIES: Inventory primarily consists of lubricating oil and victualling and is stated at the lower of cost or market, on a first-in, first-out basis.

STOCK-BASED COMPENSATION: At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in operating results, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended	Year ended	Year ended
	December 31	December 31	December 31
	2003	2002	2001

Net income, as reported	$3,091,155	$2,241,906	$2,853,217

Add: Stock-based employee compensation expense included in reported net income	-	-	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(10,157)	(27,474)	(60,242)

Proforma net income	3,080,998	2,214,432	2,792,975

Earnings per share:
Basic – as reported	$0.37	$0.27	$0.35
Basic – pro forma	0.37	0.27	0.34

Diluted – as reported	$0.37	0.27	0.35
Diluted – pro forma	0.37	0.27	0.34

GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT: The Company adopted SFAS 145 in 2002 and reclassified the gains recognised on extinguishments of debt as gains from continuing operations rather than extraordinary items.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of deposits with banks.

RESTRICTED CASH: Deposits totalling $615,455 (December 31, 2002 - $2,001,760) are pledged to guarantee the Company’s performance under various loan agreements.

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

CHANGE IN PRESENTATION: In April 2002, the FASB issued SFAS n°145 which requires most gains and losses from extinguishment of debt to be presented as a gain or loss from continuing operations rather than as an extraordinary item. Certain prior year amounts have been reclassified to conform to the new presentation.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS: In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)
Special purpose entities (“SPEs”) created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)
All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

NOTE 2:   RELATED COMPANY TRANSACTIONS

Effective March 28, 2003, V.Ships ceased to be an affiliate of the Company following a change in the shareholding structure of V.Ships (see ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS). Therefore, the Company's disclosure with respect to payments to V.Ships covers the full years 2001 and 2002 and the period from January 1 through March 28 in 2003.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by another independent vessel manager because of the specialised nature of the trade and excluding the vessels which are on bareboat charter which are managed by the charterer.

The Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2003, the management fees were fixed at the rate of $8,600 per vessel/per month for the container ships and the LPG carrier Laforge and at the rate of $8,500 per vessel/per month for the LPG carriers managed by V.Ships (in 2002, management fees were respectively $8,350 and $8,250). In 2003, up to March 28, $282,000 were paid by the Company to V.Ships for services provided to the Company pursuant to the Agreements (2002 - $1,233,510; 2001 - $1,516,059).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels’ gross charter revenue and demurrage. In 2003, up to March 28, commercial chartering commissions totalling $4,500 have been paid by the Company to V.Ships (2002 - $81,714; 2001 - $300,573).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2003, up to March 28, no commissions or legal fees were paid by the Company to affiliates of V.Ships (2002 - $35,493; 2001 - $84,716).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2003, up to March 28, the rental cost and telecommunications expenses paid to affiliates of V. Ships were approximately $29,316 (2002 - $88,365; 2001 - $154,328).

The Company outsources some bookkeeping functions to an affiliate of V.Ships. In 2003, up to March 28, the Company paid a total of approximately $7,750 for such accounting services (2002 - $32,375; 2001 - $34,626). Starting in 2003, some bookkeeping functions are also outsourced to an affiliate of the Vlasov Group. In 2003, $5,700 was paid for such services.

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services described below.

The Company places part of its vessels hull and machinery insurance, increased value insurance and war risk insurance through a captive insurance Company, affiliated with V. Ships. In 2003, up to March 28, the Company was charged with insurance premiums of approximately $242,679 which were included in vessel operating expenses (2002 - $993,595; 2001 - $1,050,288).

The Company uses, for crew and staff travelling, the services of a Company affiliated with V.Ships. In 2003, up to March 28, such travelling expenses amounted to approximately $47,207 and were included in vessel operating expenses or in general and administrative expenses (2002 - $144,577; 2001 - $166,310).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2003, up to March 28, the Company paid approximately $81,839 for these services, which were included in the vessels operating expenses (2002 - $344,018; 2001 - $503,420).

The Company uses for manning, safety and training, various companies affiliated with V.Ships. In 2003, up to March 28, such expenses amounted to approximately $95,995 and were included in vessel operating expenses (2002 - $563,954; 2001 - $917,880).

At December 31, 2003, the Company had interCompany balances of trade accounts receivables of $76,094 due from affiliates ($80,518 in 2002).

NOTE 3:   ACQUISITIONS AND SALES OF VESSELS

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

In July 2003, the Company sold four second-hand container vessels to a non-affiliated party for $21,200,000 and recorded a gain of $1,785,253.

NOTE 4:   LOSS ON IMPAIRMENT OF VALUE OF ASSETS

In December 2001, the Board approved the sale of four vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. The provision for estimated impairment loss recorded in 2001 was $10,137,008. Two vessels were sold in August and September 2002 at no gain or loss.

In 2002, a provision for estimated impairment loss of $1,687,370 was recorded as the values of the other two vessels earmarked for sale in December 2001 were adjusted to market value. These vessels were subsequently reclassified from "held for sale" to "held and used" at the end of 2002. They were reinstated at the lower of (1) carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used or (2) fair value at year end.

In March 2003, the Board approved the sale of two other vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. Since these vessels could not be sold, they were reclassified from "held for sale" to "held and used" at the end of 2003. The provision for estimated impairment loss recorded in 2003 was $2,693,650.

In January 2004, the Company received appraisals for its fleet from leading independent shipbrokers. The appraised value of the Company’s fleet was approximately $61.8 million. This indicated that the aggregate market value of the vessels was approximately equal to their carrying values. The aggregate market value of the container carriers was approximately $10.6 million above their carrying values while the aggregate market value of the gas carriers were $11 million below their carrying values.

The Company’s estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows (see Critical Accounting Estimates). Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write-downs in asset values are necessary.

NOTE 5:   INVESTMENT IN ASSOCIATED COMPANY

In September 1997, the Company entered into a joint venture agreement with an independent Italian group pursuant to which the Company acquired fifty percent of the issued share capital of Medwave Shipping Limited (“Medwave”), the owner of a 1986-built multipurpose seariver vessel. After reviewing the market value of the vessel at June 30, 2001, it was estimated that the investment was not recoverable and a $296,378 write off was recorded. In July 2001, the vessel was sold and the joint venture was liquidated. The Company does not expect that any further costs will be incurred by the Company in relation to this joint venture.

NOTE 6:   LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2003 and 2002:

31

	2003	2002

	(in thousands $)

11.25% Senior Notes due 2008	27,640	34,640
Fortis/BNP amortising loan due 2006	16,217	17,704
5.42% Nedship amortising loan due 2004	-	14,400
Scotiabank amortising loan due 2003	-	1,589
Scotiabank amortising loan due 2006	7,404	10,097

	51,261	78,430
less current portion	4,179	12,969

Long term debt	47,082	65,461

In March 1998, the Company issued $100,000,000 of 10-year Senior Notes (the “Notes”). The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and Bankers Trust Company as trustee. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 in each year at a rate of 11.25% per annum. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all other senior unsecured indebtedness of the Company. The Notes effectively rank junior to all secured indebtedness and to any indebtedness of the Company’s subsidiaries. The Company’s obligations under the Indenture were guaranteed on a senior unsecured basis as of the date of the Indenture by substantially all of the Company’s then existing vessel-owning subsidiaries and in the future may be jointly and severally guaranteed by certain other subsidiaries of the Company. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors. The Company is a holding Company with no material operations, cash flows or assets, other than the cash proceeds of the issuance of the Notes which have been invested in its subsidiaries, and investments in and advances to subsidiaries. As of December 31, 2003, 2002 and 2001, certain subsidiaries are not guarantors of the Notes. The following is summarised combining financial information of the Company and its guarantor subsidiaries and of the non-guarantor subsidiaries of the Company as of 31 December 2003, 2002 and 2001:

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations

INCOME STATEMENT DATA DECEMBER 31, 2003

CHARTER HIRE AND OTHER INCOME	$35,797,522	$-	$22,984,371	$13,406,065	$592,914

OPERATING INCOME	6,134,534	(1,378,689)	4,423,399	3,089,824

INTEREST EXPENSE	(4,866,062)	(3,318,152)	(865,524)	(682,386)

PROVISION FOR ESTIMATED IMPAIRMENT	(2,693,650)	-	(2,693,650)	-

GAINS ON DEBT EXTINGUISHMENT	2,620,477	2,620,477	-	-

NET INCOME / (LOSS)	3,091,155	(1,983,876)	2,657,630	2,417,401

BALANCE SHEET DATA DECEMBER 31, 2003

ASSETS
CURRENT ASSETS	19,727,175	14,020,396	3,587,933	2,118,846
VESSELS	62,189,241	-	43,798,356	18,390,885
FURNITURE & EQUIPMENT	2,568	-	-	2,568
INVESTMENT IN SUBSIDIARIES	-	12,925,148	(12,232,961)	(406,030)	(286,158)
OTHER ASSETS:
Dry-docking costs	4,894,163	-	2,190,005	2,704,158
Debt issuance costs	502,870	421,161	-	81,709

TOTAL ASSETS	$87,316,016	$27,366,705	$37,343,333	$22,892,136	(286,158)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	11,005,741	1,580,585	4,707,726	4,717,430
LONG TERM DEBT:
11.25 % Senior Notes due 2008	27,640,000	27,640,000	-	-
Secured Loans	19,441,690	-	14,729,815	4,711,875
SHAREHOLDERS' EQUITY:	29,228,585	(1,853,880)	17,905,792	13,462,831	(286,158)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,316,016	$27,366,705	$37,343,333	$22,892,136	(286,158)

CASH FLOW – DECEMBER 31, 2003

CASH PROVIDED FROM OPERATING ACTIVITIES	5,086,297	(4,733,277)	8,139,761	1,679,813
NET CASH PROVIDED FROM INVESTING ACTIVITIES	21,720,261	14,857,152	6,714,731	148,378
NET CASH (USED BY) FINANCING ACTIVITIES	(24,421,427)	(4,252,811)	(15,887,054)	(4,281,562)
NET (DECREASE)/INCREASE IN CASH	2,385,131	5,871,064	(1,032,562)	(2,453,371)
CASH AT BEGINNING OF YEAR	14,061,451	7,352,052	2,861,540	3,847,859
CASH AT YEAR END	16,446,582	13,223,116	1,828,978	1,394,488

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations

INCOME STATEMENT DATA DECEMBER 31, 2002

CHARTER HIRE AND OTHER INCOME	41,858,999	-	27,310,177	15,154,759	605,937

OPERATING INCOME	10,125,656	(1,254,909)	5,580,119	5,800,446	-

INTEREST EXPENSE	(6,418,537)	(4,050,218)	(1,368,256)	(1,000,063)	-

PROVISION FOR ESTIMATED IMPAIRMENT	(1,687,370)	-	(37,370)	(1,650,000)	-

GAINS ON DEBT EXTINGUISHMENT	94,598	94,598	-	-	-

NET INCOME / (LOSS)	2,241,906	(5,106,201)	4,179,367	3,168,740	-

BALANCE SHEET DATA DECEMBER 31, 2002

ASSETS
CURRENT ASSETS	18,787,275	7,403,767	7,632,821	3,750,687	-
VESSELS	91,204,832	-	69,733,258	21,471,574	-
FURNITURE & EQUIPMENT	8,463	-	-	8,463	-
INVESTMENT IN SUBSIDIARIES	-	33,031,531	(32,775,563)	(255,968)	(296,158)
OTHER ASSETS:
Dry-docking costs	1,638,711	-	1,628,947	9,764	-
Debt issuance costs	989,956	638,161	222,736	129,059	-

TOTAL ASSETS	12,629,237	41,073,459	46,442,199	25,113,579	(296,158)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	21,379,655	1,941,601	12,753,348	6,684,706	-
LONG TERM DEBT:
11.25 % Senior Notes due 2008	34,640,000	34,640,000	-	-	-
Secured Loans	30,821,243		23,416,868	7,404,375	-
SHAREHOLDERS' EQUITY:	25,788,339	4,491,858	10,271,983	11,024,498	(296,158)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	112,629,237	41,073,459	46,442,199	25,113,579	(296,158)

CASH FLOW – DECEMBER 31, 2002

CASH PROVIDED FROM OPERATING ACTIVITIES	11,675,653	(4,912,104)	11,376,738	4,914,861	296,158
NET CASH PROVIDED FROM INVESTING ACTIVITIES	(19,572,688)	2,472,038	(22,790,250)	1,041,682	(296,158)
NET CASH (USED BY)/ PROVIDED FROM FINANCING ACTIVITIES	7,705,754	(82,800)	12,599,804	(4,811,250)	-
NET (DECREASE)/INCREASE IN CASH	(191,281)	(2,522,866)	1,186,292	1,145,293	-
CASH AT BEGINNING OF YEAR	14,252,732	9,874,918	1,675,248	2,702,566	-
CASH AT YEAR END	14,061,451	7,352,052	2,861,540	3,847,859	-

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations

INCOME STATEMENT DATA DECEMBER 31, 2001

CHARTER HIRE AND OTHER INCOME	$44,823,301	159,760	32,320,240	$12,343,301

OPERATING INCOME	(7,968,718)	(957,761)	5,816,784	3,109,695

INTEREST EXPENSE	(7,953,745)	(5,552,312)	(1,939,569)	(461,863)
PROVISION FOR ESTIMATED IMPAIRMENT	(10,712,007)	-	(10,045,851)	(666,156)

GAINS ON DEBT EXTINGUISHMENT	11,388,757	11,388,757	-	-

NET INCOME / (LOSS)	2,853,217	4,928,093	(4,062,772)	1,987,896

BALANCE SHEET DATA DECEMBER 31, 2001

ASSETS
CURRENT ASSETS	18,122,265	9,938,928	6,139,635	2,043,702
VESSELS	83,475,447	-	57,935,601	25,539,846
FURNITURE & EQUIPMENT	12,220	-	-	12,220
INVESTMENT IN SUBSIDIARIES	-	37,519,650	(35,870,064)	(1,302,639)	(346,947)
OTHER ASSETS:
Dry-docking costs	2,252,489	-	2,252,489	-
Debt issuance costs	966,577	780,312	-	186,265

TOTAL ASSETS	$104,828,997	48,243,890	30,457,661	26,479,393	(346,947)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	16,802,533	1,926,228	7,943,982	6,932,323	-
LONG TERM DEBT:
11.25 % Senior Notes due 2008	34,820,000	34,820,000	-	-	-
Secured Loans	29,389,859	-	17,703,922	11,685,938	-
SHAREHOLDERS' EQUITY:	23,816,605	11,492,662	4,809,757	7,861,133	(346,947)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$104,828,997	48,238,890	30,457,661	26,479,393	(346,947)

CASH FLOW – DECEMBER 31, 2001

CASH PROVIDED FROM OPERATING ACTIVITIES	11,869,127	(14,615,052)	18,111,987	8,372,192	-
NET CASH PROVIDED FROM INVESTING ACTIVITIES	19,538,975	32,832,658	6,392,986	(19,686,669)	-
NET CASH (USED BY)/ PROVIDED FROM FINANCING ACTIVITIES	(32,501,054)	(20,908,872)	(24,387,053)	12,794,871	-
NET (DECREASE)/INCREASE IN CASH	(1,092,952)	(2,691,266)	117,920	1,480,394	-
RESTRICTED AND UNRESTRICTED CASH AT BEGINNING OF YEAR	16,114,095	12,566,184	2,584,646	963,265	-
RESTRICTED AND UNRESTRICTED CASH AT YEAR END	$15,021,143	9,874,918	2,702,566	2,443,659	-

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

The Board of Directors has authorised Management to repurchase Notes in the open market at times, prices and volumes, which Management deems appropriate. In the last three years, the following repurchases have taken place:

Year	face amount	net gain on debt extinguishment

2001	$33,840,000	$11,388,757
2002	$180,000	$94,598
2003	$7,000,000	$2,620,477

The repurchased Notes have been retired and the Company wrote off the portion of debt issuance costs relating to the Notes repurchased (see Note 1 to the Financial Statements – Debt Issuance Costs).

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris (“BNP”) obtained in June 1998. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances are made by reference to the ages and to the types of vessels acquired. The Company made drawings totalling $23,133,333 to finance or refinance the acquisition of vessels. At December 31, 2003, the total amount outstanding under this facility was $16,216,868 and drawings were no longer permitted.

The Company had a long-term debt agreement with BNP obtained in November 1999 to finance the acquisition of a second-hand containership. The loan was repayable over five years in quarterly instalments and bore interest at LIBOR plus 1.5%. A swap agreement was entered into with BNP in March 2001, as a result of which the variable rate on the loan, exclusive of margin, had been effectively fixed at 4.985%. The loan was fully prepaid in June 2001 when the vessel was sold. The swap was subsequently terminated in 2001 at a cost of $417,000, which has been recorded as interest expense

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank"). The facility consisted of two advances, bears interest at LIBOR plus 2% and is non-recourse to the Company. The first advance of $13,462,500 was drawn by one of the Company’s wholly owned subsidiaries in order to finance the acquisition of a second-hand LPG vessel. This first advance is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap’s notional amount and duration follow the scheduled repayments of the underlying loan. At December 31, 2003, the total amount outstanding under the first advance was $7,404,375. The second advance of $4,237,500 was drawn by two of the Company’s wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998 to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled. The second advance is fully repaid.

In April 2002, the Company was granted a $18,000,000 credit facility by Nedship Bank in order to finance the acquisition of four second hand container vessels by four of the Company’s wholly owned subsidiaries. The facility was guaranteed by the Company, bore interest at a fixed rate of 5.42% and was repayable in ten equal quarterly repayments of $1,800,000. The loan was prepaid on July 15, 2003 at the time of sale of the vessels.

The Company's long-term bank debt is secured by certain of its vessels. Certain loan agreements contain debt covenants related to minimum liquidity reserves of 10% of the total amount of bank debt outstanding, minimum value clauses for the vessels and minimum tangible net worth. At December 31, 2003, tangible net worth exceeded the minimum requirement by $5,907,307.

Aggregate maturities of long-term debt in each of the five years subsequent to December 31, 2003 are as follows:

36

2004	$4,179,553
2005	$4,179,553
2006	$15,262,137
2007	-
2008	$27,640,000

Total	$51,261,243

The interest rates applicable to the Company's long-term debt at December 31, 2003 ranged from 2.375% to 11.25%. During the year ended December 31, 2003, interest paid in relation to the Notes and other long-term debt totalled $5,114,613 (2002 - $6,113,656 ; 2001 - $8,453,619).

In July 2003, the Company counter-guaranteed, for an amount of Euros 2,250,000, a performance bond issued in favour of a major European group. This bond was placed to support the Company’s submission to a tender offer for the acquisition of some of this group’s vessels, together with a time charter back. The tender offer was made jointly by a group of companies including the Company, and the performance bond was issued by a bank. In August 2003, the Company was advised that its offer had not been retained and the guarantee was released in October 2003.

NOTE 7:   FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2003 and 2002, financial instruments had the following values:

			2003		2002

			Fair Value	Book Value	Fair Value	Book Value

Cash & Cash Equivalents	(a	)	$16,446,582	$16,446,582	$14,061,451	$14,061,451
Restricted Cash	(a	)	615,455	615,455	2,001,759	2,001,759
Long-term debt:
Current portion	(b	)	4,179,553	4,179,553	12,968,616	12,968,616
Non-current portion:
- Variable rate	(b	)	14,729,815	14,729,815	16,216,868	16,216,868
- Fixed rate	(c	)	30,898,375	35,044,375	35,388,375	49,244,375
Interest rate swaps	(d	)	(286,894)	(286,894)	(510,167)	(510,167)

a)	Carrying value approximates market value due to short-term maturities.
b)	Carrying value approximates market value as variable interest rates approximate market rates.
c)	Since there is no active market for the Notes, the market value of the Notes at the balance sheet date is assumed to be equal to the price paid in early 2004.
d)	Fair value estimated as the amount the Company would have had to pay, had the interest rate swaps been terminated on the balance sheet date.

NOTE 8:   CHANGES IN SHAREHOLDERS' EQUITY

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated Company, each receive $5,000 out of their total annual compensation of $25,000 by the allotment of shares of the Company’s common stock of equivalent value. Pursuant to this arrangement, 35,605, 21,804 and 19,736 shares of Treasury Stock were transferred to the non-executive directors in respect of the twelve month periods ended March 31, 2001, 2002 and 2003, respectively. Further shares will be similarly transferred in future years.

In 2003, 48,614 shares were issued under the stock option plan (see Note 9).

As of December 31, 2003, accumulated comprehensive income was $(195,391) and consisted of foreign currency translation adjustment of $91,503 and unrealised losses on cash flow hedges of $(286,894). As of December 31, 2002, these numbers were respectively $(494,243), $15,924 and $(510,167).

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

On June 20, 2001, the Company’s Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share. In connection with the issuance of these options, the Company has recognized no compensation expense in the consolidated income statements as all options granted under this plan had an exercise price equal to the market value of the stock price at the date of grant.

The following table summarizes the activity under the stock plan:

	2003	2003	2002	2002	2001	2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at the beginning of the year	163,148.622		163,148.622		-	-
Options granted	-	-	-	-	163,148.622
Options exercised	48,614.622		-	-	-	-
Options forfeited	13,542.622		-	-	-	-
Options outstanding at the end of the year	100,992.622		163,148.622		163,148	-
Options exercisable at the end of the year	26,189.622		40,787.622		-	-

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

	2003	2002	2001
Risk-free interest rate	-	-	5%
Volatility	-	-	1.803
Option term (in years)	-	-	7
Dividend yield	-	-	0.00%

The weighted average fair value of stock options granted during the year ended December 31, 2001 was $0.74 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

NOTE 10:   CHARTERS

All of the Company's thirteen vessels are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows:

38

2004	$26,424,750
2005	$16,393,250
2006	$5,535,000

The Company performs ongoing evaluations of the credit risk of its charterers.

In 2003, the Company had four charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $12,811,153, $7,716,061, $7,605,471 and $4,692,500 respectively representing 35.8%, 21.6%, 21.2% and 13.1% of total revenues. In 2002, the Company had four charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $14,445,621, $8,389,006, $7,290,522 and $6,245,554 respectively representing 34.5%, 20.0%, 17.4% and 14.9% of total revenues. In 2001, the Company had two charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $19,852,444, and $5,513,959 respectively representing 44.3% and 12.3% of total revenues.

NOTE 11:   2003 AND 2002 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2003
	Quarter ended
	March 31	June 30	September 30	December 31

Charterhire and Other Revenue	$10,315,937	$9,882,431	$7,911,048	$7,688,106
Net Income	468,728	515,231	1,364,452	742,744

Basic and diluted per share amounts
Net Income	$0.06	$0.06	$0.17	$0.09

2002
	Quarter ended
	March 31	June 30	September 30	December 31

Charterhire and Other Revenue	$9,286,211	$11,028,018	$11,036,997	$10,507,773
Net Income	517,204	550,165	573,916	600,621

Basic and diluted per share amounts
Net Income	$0.06	$0.07	$0.07	$0.07

NOTE 12:   CONTINGENCIES

Various claims, suits, and complaints, including those involving government regulations and product liability, arise in the ordinary course of the shipping business. In addition, losses may arise from disputes with charterers, agents, insurance and other claims with suppliers relating to the operations of the Company’s vessels. Management believes that all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

NOTE 13:   SUBSEQUENT EVENTS

In March 2004, the Company repurchased Notes having a total face value of $3,500,000 and recorded a net gain of $423,595 on the transactions. The repurchased Notes will be retired.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF MC SHIPPING INC
(PARENT COMPANY)

CONDENSED BALANCE SHEET – DECEMBER 31

	2003	2002

Cash and equivalents	$13,223,116	$7,352,052
Other current assets	797,280	51,715

Total current assets	14,020,396	7,403,767
Investment in subsidiaries	12,638,990	33,031,531
Debt issuance costs	421,161	638,161

Total assets	$27,080,547	$41,073,459

Total current liabilities	$1,580,585	$1,941,601
Long term debt	27,640,000	34,640,000
Shareholders’ equity	(2,140,038)	4,491,858

Total liabilities	$27,080,547	$41,073,459

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001

Revenues	-	-	159,760
Operating Loss	(1,378,689)	(1,254,909)	(957,761)
Interest Expense	(3,318,152)	(4,050,218)	(5,552,312)
Interest Income	92,488	104,328	345,788
Equity in losses from associated Company	-	-	(296,379)
Gains on debt extinguishment	2,620,477	94,598	11,388,757

Net (Loss)/ Income	$(1,983,876)	$(5,106,201)	$4,928,093

CONDENSED STATEMENTS OF CASH FLOW

	2003	2002	2001

Cash used by operating activities	(4,733,277)	(4,912,104)	(14,615,052)
Net cash provided from investing activities	14,857,152	2,472,038	32,832,658
Net cash used by financing activities	(4,252,811)	(82,800)	(20,908,872)
Net (decrease)/increase in cash	5,871,064	(2,522,866)	(2,691,266)
Cash at beginning of year	7,352,052	9,874,918	12,566,184
Cash at year end	13,223,116	7,352,052	9,874,918

Notes to Condensed Financial Statements

1.	Basis of presentation:

In the parent-Company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of the vessel’s acquisition. Parent-Company-only financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.	Long term debt:
Long term debt consists of the Notes (see Note 6 to the consolidated financial statements - Long term debt).

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year ended	Balance at Beginning Of Period	Charged to Costs And Expenses	Credited to Costs And Expenses	Balance at End of Period

DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for hire receivables and receivables from affiliates	$210,000		$(210,000)	-
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2002	-			-
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2003
Allowance for insurance receivables	$110,000			$110,000

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003 (the “Evaluation Date”). These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and to the Chief Financial Officer. Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s internal disclosure controls and procedures subsequent to the Evaluation Date.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position

Mauro Terrevazzi	68	Chairman of the Board of Directors and Chief Executive Officer
Guy Morel	55	President, Chief Operating Officer and Director
Dominique Sergent	49	Vice President, Chief Financial Officer and Treasurer
Graham G. Pimblett	49	Vice President, Operations
Charles B. Longbottom	73	Director
John H. Blankley	56	Director
Peter S. Shaerf	49	Director
Horst Schomburg	74	Director
Ettore Bonaventura	59	Director

There are no family relationships between any of the directors and executive officers.

Messrs. Terrevazzi, Morel and Longbottom were originally elected as directors in March 1989. Messrs. Blankley and Shaerf were elected at the 1995 Annual Meeting to fill the vacancies caused by the resignations of two former directors. In April 1995, the Board of Directors increased the number of directors from seven to eight and Mr. Schomburg was elected a director at the 1995 Annual Meeting. Mr. Pimblett was appointed as Vice President, Operations in October 1996. Mr. Bonaventura and Mr. Langley were elected in October 1997 to fill the vacancies caused by the resignations of two former directors; Mr. Langley resigned from the Board of Directors in October 2003. Ms. Sergent was appointed Treasurer in November 1997 and was appointed Vice President and Chief Financial Officer in January 2000. Under the Company's Articles of Incorporation, the Board of Directors is divided into two classes of at least three persons, each of whom is elected for a two-year term. Messrs. Longbottom, Shaerf, Schomburg and Bonaventura are Class "A" directors and Messrs. Terrevazzi, Morel and Blankley are Class "B" directors. The Class "A" directors were re-elected at the 2002 Annual Meeting and serve until the 2004 Annual Meeting and the Class "B" directors were re-elected at the 2003 Annual Meeting and serve until the 2005 Annual Meeting. Officers are appointed by the Board of Directors and serve until their successors are appointed and qualified. The Articles of Incorporation and By-laws of the Company provide that the Company will, to the full extent authorized by the Business Corporation Act of Liberia, indemnify each of its officers and directors against judgements, fines, amounts paid in settlement, and expenses incurred in the defence of any action commenced against any such officer or director by reason of the fact that he is or was an officer or director of the Company.

Section 3.11 of the By-Laws of the Company provides that there shall be an Audit Committee of the Board of Directors (the "Committee") consisting of three or more directors, a majority of whom are not officers of the Company and are not currently and have not previously been employees of the Company, MC Shipping Services Inc., MC Shipping S.A.M., V.Ships or their respective affiliates. The Committee is currently comprised of Messrs. Longbottom, Schomburg and Blankley. Section 3.11, which may not be amended or repealed except upon approval of the holders of two-thirds of the outstanding shares of Common Stock, provides that the Committee shall review the following matters and advise and consult with the entire Board of Directors with respect thereto:

(i)	the preparation of the Company's annual financial statements in collaboration with the Company's independent certified accountants;
(ii)	the sale or other disposition of the Company's vessels;
(iii)	the mortgaging of any of the Company's vessels as security for indebtedness of the Company or any of its subsidiaries;
(iv)	the performance by V.Ships of its obligations under the management agreements; and
(v)	all agreements between the Company and V.Ships, any officer of the Company, or affiliates of V.Ships or any such officer.

The Company's board of directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. The audit committee financial expert is Mr Blankley. Mr Blankley is an independent director and served as Chief Financial Officer of BP North America Inc., Stolt-Nielsen Inc., Harris Chemical Group Inc. and Hvide Marine Inc. between 1983 and 1999.

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

Guy Morel has been devoting his full time to the Company as President and Chief Operating Officer since 1993. From 1989 to 1993 he was a Vice President of V.Ships in charge of strategic planning and marketing as well as the President and Chief Executive Officer of the Company. Mr. Morel has been a Director of the Company since 1989. Mr. Morel joined the Vlasov Group in 1979 as marketing research manager. Prior to 1979, Mr. Morel held various consulting and marketing positions in the United States and in Belgium with Data Resources Inc. (DRI), an international consulting and forecasting firm.

Dominique Sergent joined the Company in 1997 and was appointed Treasurer of the Company at that time. She was appointed Vice President and Chief Financial Officer in January 2000. From 1986 to 1989, Ms. Sergent was a Vice President in the Capital Markets Group of Bankers Trust in New York. From 1978 to 1986, Ms. Sergent was a Vice President in the investment banking division of E. F. Hutton and in the international department of Banque Worms. Between 1990 and 1996, Ms. Sergent pursued various personal interests.

Graham G. Pimblett was appointed Vice President, Operations of the Company in 1996. From 1989 to 1996 he served as operations manager of the Company. Mr. Pimblett has worked within the Vlasov Group since 1971 and has held various operational positions during that period.

Charles B. Longbottom has operated a shipping and ship consultancy business since 1987. From 1970 to 1987, Mr. Longbottom was Chairman of Seascope Shipping Limited, a marine insurance broker, and, from 1984 to 1986, was Chairman of Seascope Insurance Services Limited. From 1966 to 1972, Mr. Longbottom was Chairman of Austin & Pickersgill Shipbuilders, a shipbuilding Company, and from 1970 to 1978 was Chairman of A&P Appledore International, an affiliate of Austin & Pickersgill, which provided technology and consultancy services to shipyards. Mr. Longbottom was Chairman of Illingworth Morris Pension Trustees Limited until 1994, a non-executive director of Newman Martin & Buchan Ltd., a firm of Lloyds insurance brokers, from 1992 to 2000 and a Member of the U.K. Parliament from 1959 to 1966. Mr. Longbottom was a part-time member of the Board of British Shipbuilders from 1986 to 2003.

John H. Blankley is the owner of Seafirst Capital, an independent consulting and investing Company, which he established in 1994. He was a director of Hvide Marine Inc., a shipowning group, from 1991 to 1999 and served as Vice President - Chief Financial Officer of that Company from 1995 to 1999. From 1983 to 1985, he was Chief Financial Officer and a director of BP North America Inc., an oil Company, from 1985 to 1991, he was Vice President and Chief Financial Officer of Stolt-Nielsen Inc., a shipowning group, and from 1993 to 1994, was Chief Financial Officer of Harris Chemicals Group Inc., a chemical Company.

Peter S. Shaerf is a Senior Vice President at American Marine Advisors Inc., (AMA) a maritime investment bank. Prior to joining AMA, from 1998 to 2002, he was a partner in Poseidon Capital Corp., a maritime financial advisory firm where he has worked extensively with maritime investors and hedge fund clients. From 1980 to 2002, he ran The Commonwealth Group, a Company he founded, which was a specialist shipbroker and consultant in the container and liner industry. He is a Director of General Maritime Corp. (NYSE), Trailer Bridge Inc. (NASDAQ) and TBS International. He is a member of the maritime law association and a director of the Containerisation & Intermodal Institute.

Horst Schomburg is the Managing Director of MPC Steamship GmbH, a shipowning Company. From 1995 until 1999 he was Chairman of the Advisory Board of Hamburg Südamerikanische Dampfschiffahrts Gesellschaft Eggert & Amsinck (Hamburg South American Shipping Company – "Hamburg-Süd"). From 1987 until 1994, he was President and Chief Executive Officer of Hamburg-Süd and from 1966 until 1994, was a member of the Managing Board of Hamburg-Süd.

Ettore Bonaventura is the managing director of Vlasov Shipholdings Inc. Mr. Bonaventura has been working with the Vlasov Group since 1965 and has held various operating and managerial positions during that period. Since 1979, Mr. Bonaventura has been responsible for the management of various shipowning divisions of the Vlasov Group.

The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees.

(See also "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

ITEM 11: EXECUTIVE COMPENSATION

The aggregate cash compensation paid by the Company and its subsidiaries for services to the Company and its subsidiaries in all capacities to all executive officers of the Company (four individuals) in respect of the fiscal year ended December 31, 2003 was $321,402 (exclusive of bonus, see below).

In 1997, the Company established an incentive scheme for the benefit of senior management, under which participants may obtain cash bonuses subject to the Company meeting certain performance criteria. Until 2000, no such bonus had yet been earned or distributed. For 2001, a bonus of $310,000 was earned and paid in 2002. For 2002, a bonus of $90,406 was earned and paid in 2003. For 2003, a bonus of $210,000 was earned and paid in 2004.

In 2001, the Company initiated a Stock Option Plan for the benefit of its employees. On June 20, 2001, 163,148 stock options were granted to employees under this scheme. (See Note 9. Stock Option Plan to the consolidated financial statements).

With effect from April 1, 1998, directors who are not officers of the Company receive compensation of $25,000 per year, with the exception of Mr. Bonaventura who receives no compensation from the Company. The compensation is payable as to $20,000 in cash and as to $5,000 by the allotment of shares of the Company’s Common Stock of equivalent value. Each qualifying Director was allotted 7,121, 5,451 and 4,934 shares for the years ended March 31, 2001, 2002 and 2003, respectively (see Note 8 to the consolidated financial statements). Mr. Shaerf additionally receives compensation of $30,000 per year for acting as the Company’s representative in New York where he handles the Company’s investor and public relations activities.

Certain directors and executive officers of the Company are expected to earn additional compensation indirectly through V.Ships, VGI and Greysea. Messrs. Morel and Bonaventura are shareholders of Greysea, which indirectly owns a participation in V.Ships. See "ITEM 1: BUSINESS - COMPENSATION TO AFFILIATES" and "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

In accordance with section 3.12 of the Company's By-Laws, the board of directors has designated from among its members a Compensation Committee, consisting of two independent directors, which reviews all matters related to executive compensation. The Committee is currently comprised of Messrs. Longbottom and Blankley.

The Company has in force a policy of directors' and officers' liability insurance in the amount of $7,500,000 for the benefit of the directors and officers of the Company. The premium paid by the Company in respect of directors and officers as a group for the policy year ending June 30, 2004 was $116,150.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2003.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 10, 2004 by (i) each beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, nominees for director and executive officers and (iii) for all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

Name	Amount of Beneficial Ownership	Percent of Class

Securitas Holding Corporation (1)	3,969,524	47.78
P.0. Box N-529
Nassau
Bahamas

Guy Morel	53,980	*
Dominique Sergent	17,400	*
Charles B. Longbottom	31,200	*
John H. Blankley	27,200	*
Horst Schomburg	27,200	*
Peter S. Shaerf	27,200	*
Ettore Bonaventura	8,000	*
All officers and directors s a Group (7 persons)	192,180	2.31

* Less than 1%

(1)	Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, is the record owner of 3,969,524 shares.

          Statements contained in the above table and in the footnotes thereto as to securities beneficially owned by directors, executive officers or shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such persons and/or, in the case of 5% shareholders, from Schedule 13Ds, 13Gs or other beneficial ownership disclosure filed with Securities and Exchange Commission by such shareholder.  All executive officers and directors of the Company may be deemed to be affiliates of the Company.

SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2003

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	100,992	$0.622	244,723
Equity compensation plans not approved by security holders	-	-	-
Total	100,992	$0.622	244,723

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation (“Securitas”). As of March 10, 2004, Vlasov Investment Corporation (“VIC”), a wholly owned subsidiary of Securitas, owned 3,969,524 shares of Common Stock of the Company (approximately 47.78%). The Vlasov Group was, directly or indirectly, a 48.17% shareholder of the Company in 2002 and a 48.3% shareholder in 2001.

Until March 28, 2003, V.Ships was an affiliate of the Company, as it was 39% owned by Vlasov Group Inc. (“VGI”), another wholly owned subsidiary of Securitas. V.Ships was also owned 31% by Greysea Limited (“Greysea”), a Guernsey corporation controlled by certain senior officers and former officers of V.Ships, 19% by General Electric Capital Corporation ("GECC") and 11% by some officers of V.Ships. As of March 28, 2003, V.Ships owned approximately 4.24% of the Company and Greysea owned 0.62%.

Effective March 28, 2003, V.Ships ceased to be an affiliate of the Company following a change in the shareholding structure of V.Ships. Following a one year transitional period during which the Vlasov Group and General Electric Capital Corporation each retained a small shareholding in V.Ships, V.Ships is now owned 50% by its senior management and 50% by a third party independent investor group. Therefore, the related Company disclosure with respect to V.Ships covers only the period from January 1, 2003 through March 28, 2003.

VGI and Greysea were involved in the initial organisation of the Company. Two directors and officers of the Company still own material interests in Greysea. One of these directors and officers is also a director of Greysea. A director and officer of the Company is also a director and officer of VGI. Another director of the Company is also a director and officer of various shipowning and operating subsidiaries of the Vlasov Group.

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company, including the business of purchasing, owning and selling cargo vessels through the Vlasov Group of shipping companies. Messrs. Mauro Terrevazzi (Chairman of the Board of Directors and Chief Executive Officer of the Company) and Ettore Bonaventura (Director) are affiliated with the Vlasov Group in various capacities and Guy Morel (Chief Operating Officer and President) has an ownership interest in an affiliate of the Vlasov Group. Mr. Peter Shaerf (Director) has from time to time arranged charters for the Company's vessels and is a Senior Vice President at a maritime investment bank. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

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

If the Company deems it necessary to employ the services of V.Ships as technical managers or in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to remuneration determined in the light of current industry practice. For the rates of fees payable to V.Ships, see “COMPENSATION TO AFFILIATES” and Note 2. "RELATED COMPANY TRANSACTIONS".

ITEM 14:   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees amounted to C£ 30,500 plus expenses in 2003 and C£ 28,000 plus expenses in 2002. Our auditors do not provide non-audit services.

PART IV

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)			Financial Statements

The following consolidated statements of MC Shipping Inc. and subsidiaries are included in ITEM 8:

(i)			Report of Independent Auditors;

(ii)			Consolidated Balance Sheets at December 31, 2003 and 2002;

(iii)			Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001;

(iv)			Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001;

(v)			Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2003, 2002 and 2001; and

(vi)			Notes to Consolidated Financial Statements.

(a)(2)			Financial Statement Schedules

(i)			Schedule I - Condensed Financial Information of MC Shipping Inc (Parent Company)

(ii)			Schedule II - Valuation and Qualifying Accounts

(a)(3)			Exhibits

	3.1	-	Articles of Incorporation, as amended, of the Company (incorporated by reference to the Company's Form 8-K filed on January 7, 2003).
	3.2	-	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Company's Registration Statement on Form S-1 (33-27847)).
	4.1	-	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (33-27847)).
	4.2	-
Indenture dated as of March 11, 1998 among the Company, the Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")).

	4.3	-
Registration Rights Agreement dated as of March 11, 1998 among the Company, the Guarantors named therein and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.3 to the 1997 Form 10-K).

	4.4	-	Form of 11¼% Senior Note due 2008, Series B (included as Exhibit B to Exhibit 4.2).
	4.5	-
First Supplemental Indenture, dated as of May 4, 1998 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4, filed May 8, 1998 (Registration N° 333-8730))(the "1998 Form S-4").

48

4.6	-
Second Supplemental Indenture, dated as of July 22, 1998 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.6 to the 1998 Form S-4).

4.7	-
Third Supplemental Indenture, dated as of March 31, 1999 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.11 of the Company’s form 10-Q for the quarter ended March 31, 1999 (the "March 1999 Form 10-Q").

4.8	-
Fourth Supplemental Indenture, dated as of December 1, 1999 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

10.1	-	Loan Agreement and Guarantee dated June 24, 1998 (incorporated by reference to Exhibits 10.5 and 10.6 to the 1998 Form S-4).
10.2	-	Loan Agreement dated September 11, 2001 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.3	-
Agreements dated March 7, 2002 for the purchases of containerships Maersk Constantia, SV Sederberg, SV Heldenberg, SV Winterberg (incorporated by reference to Exhibit (i) to the Company’s Form 10-Q for the quarter June 30, 2002).

10.4	-	Agreement dated July 16, 2003 for the sale of LPG carrier Snowdon (incorporated by reference to Exhibit (i) to the Company’s Form 10-Q for the quarter September 30, 2003).
10.5	-	Agreement dated July 16, 2003 for the sale of LPG carrier Cotswold (incorporated by reference to Exhibit (ii) to the Company’s Form 10-Q for the quarter September 30, 2003).
10.6	-
Agreements dated June 17, 2003 for the sale of containerships Maersk Constantia, SV Sederberg, SV Heldenberg, SV Winterberg (incorporated by reference to Exhibits (a,b,c,d) to the Company’s Form 10-Q for the quarter September 30, 2003).

21	-	List of Subsidiaries.
31	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

The Company will furnish to its shareholders copies of any exhibits to this Form 10-K upon request to the Secretary of the Company for a fee limited to the duplicating and postage costs associated with any such mailing.

          (b)   Reports on Form 8-K filed after December 31, 2003:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorised.

MC SHIPPING INC.

(Registrant)

Date: March 19, 2004	/S/ GUY MOREL

Guy Morel, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MAURO TERREVAZZI	Chairman of the Board and Chief Executive Officer	March 19, 2004

Mauro Terrevazzi

/S/ DOMINIQUE SERGENT	Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	March 19, 2004

Dominique Sergent

/S/ CHARLES B. LONGBOTTOM	Director	March 19, 2004

Charles B. Longbottom

/S/ JOHN H. BLANKLEY	Director	March 19, 2004

John H. Blankley

/S/ PETER S. SHAERF	Director	March 19, 2004

Peter S. Shaerf

/S/ HORST SCHOMBURG	Director	March 19, 2004

Horst Schomburg

/S/ ETTORE BONAVENTURA	Director	March 19, 2004

Ettore Bonaventura

