Form 10-Q
period 2004-03-31
MC SHIPPING INC
filed 2004-05-18
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________

Quarter ended March 31, 2004	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)
_________________________

LIBERIA	98-0101881
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
___________________________

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

YES	☒	NO	☐

_________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at March 31, 2004 and at December 31, 2003

Common stock, par value $.01	8,308,508

1

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	MARCH 31	DECEMBER 31
	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$13,517,162	$16,446,582
Restricted cash	142,293	615,455
Hire receivables	3,562	13,111
Recoverable from insurers	663,821	807,530
Inventories	492,737	582,388
Receivables from affiliates	74,001	76,094
Prepaid expenses and other current assets	1,285,364	1,186,015

TOTAL CURRENT ASSETS	16,178,940	19,727,175

VESSELS, AT COST	109,303,246	109,303,246
Less accumulated depreciation	(48,339,189)	(47,114,005)

	60,964,057	62,189,241

FURNITURE & EQUIPMENT, AT COST	23,556	24,304
Less accumulated depreciation	(22,186)	(21,737)

	1,370	2,567

OTHER ASSETS
Dry-docking costs (net of accumulated amortisation of $2,361,692 at March 31, 2004 and $2,006,533 at December 31, 2003)	4,649,116	4,894,163
Debt issuance cost (net of accumulated amortisation of $1,510,234 at March 31, 2004 and $1,472,654 at December 31, 2003)	429,385	502,870

TOTAL ASSETS	$82,219,868	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	MARCH 31	DECEMBER 31
	2004	2003

CURRENT LIABILITIES
Accounts payable	1,131,687	612,759
Hire received in advance	584,843	584,843
Accrued expenses	3,789,150	4,435,166
Accrued interest	279,866	1,193,420
Current portion of long term debt	4,179,553	4,179,553

TOTAL CURRENT LIABILITIES	9,965,099	11,005,741

LONG TERM DEBT
11.25% Senior Notes due 2008	24,140,000	27,640,000
Secured Loans	18,025,038	19,441,690

TOTAL LONG TERM DEBT	42,165,038	47,081,690

TOTAL LIABILITIES	52,130,137	58,087,431

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value
20,000,000 shares authorised - 8,530,238 shares issued	85,302	85,302
Additional paid-in capital	52,135,576	52,135,576
Less : Treasury stock, at cost (221,730 shares)	(891,806)	(891,806)
Accumulated deficit	(21,045,412)	(21,905,096)
Accumulated comprehensive income	(193,929)	(195,391)

	30,089,731	29,228,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,219,868	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters ended March 31, 2004 and March 31, 2003
(UNAUDITED)

	MARCH 31	MARCH 31
	2004	2003

CHARTERHIRE AND OTHER INCOME	$7,895,776	$10,315,937

COSTS AND EXPENSES
Commission on Charterhire	(190,374)	(260,199)
Vessel Operating Expenses	(4,385,901)	(4,450,234)
Amortisation of Dry-docking Costs	(355,160)	(207,886)
Depreciation	(1,226,301)	(2,738,195)
General and Administrative Expenses	(332,228)	(431,531)

OPERATING INCOME	1,405,812	2,227,892

OTHER INCOME/(EXPENSES)
Interest Expense	(1,005,221)	(1,451,097)
Interest Income	35,498	22,971
Provision for impairment Loss on vessels	-	(2,951,515)
Gains on Repurchases of Notes	423,595	2,620,477

NET INCOME	$859,684	$468,728

BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.10	$0.06

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,308,508	8,240,158

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters ended March 31, 2004 and March 31, 2003
(UNAUDITED)

	MARCH 31	MARCH 31
	2004	2003

OPERATING ACTIVITIES:
NET INCOME	$859,684	$468,728
Adjustments to reconcile Net Income to net cash provided from operating Activities
Depreciation	1,226,301	2,738,195
Amortisation of Dry-docking costs	355,160	207,886
Amortisation of issuance costs	37,580	84,645
Dry-docking Costs Capitalised	(110,112)	(1,568,161)
Provision for impairment loss	-	2,951,515
Gains on repurchases of Senior Notes	(423,595)	(2,620,477)
Comprehensive income	1,462	57,090
Changes in Operating Assets and Liabilities:
Hire receivables	9,549	(56,929)
Recoverable from insurers	143,709	173,850
Inventories	89,651	(102,890)
Receivables from affiliates	2,093	(9,463)
Prepaid expenses and other current assets	(99,349)	(73,912)
Accounts payable	518,928	(100,684)
Accrued expenses	(646,017)	641,622
Hire received in advance	-	(613,645)
Accrued interest	(913,554)	(1,222,744)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$1,051,490	$1,568,271

INVESTING ACTIVITIES:
Variation in office equipment	80	(324)
Change in restricted cash	473,162	534,827

NET CASH PROVIDED FROM INVESTING ACTIVITIES	$473,242	$534,503

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,416,652)	(4,805,714)
Repurchases of Senior Notes	(3,037,500)	(4,283,050)
Debt issuance costs	-	-

NET CASH USED BY FINANCING ACTIVITIES	$(4,454,152)	$(9,088,764)

DECREASE IN CASH	(2,929,420)	(6,985,990)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,446,582	14,061,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,517,162	$7,075,461

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is incorporated in the Republic of Liberia and, through its subsidiaries, currently owns and operates thirteen second-hand vessels comprising seven liquid petroleum gas (“LPG”) carriers, four containerships and two multipurpose seariver vessels.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

REVENUE RECOGNITION: Charter revenues are derived from timecharters, voyage charters and bareboat charters. Timecharter and bareboat charter revenue is recognised on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method.

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to income when incurred. Costs incurred during dry-docking and periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey dry-docking. For the vessels, which are earmarked for sale, dry-docking expenses are charged to expenses when incurred.

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

IMPAIRMENT OF LONG LIVED ASSETS: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable. Assets to be disposed of are valued at the lower of carrying amount or fair value less cost to sell. Depreciation is not recorded on the vessels that are earmarked for sale, as such vessels are included in the financial statements at their market value, and such value is reviewed at the end of each quarter.

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

INVENTORIES: Inventories consist principally of lubricating oil and victualling and are stated at cost, determined by the first-in, first-out method.

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

NOTE 3. RELATED COMPANY TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation (“Securitas”). As of March 31, 2004, Vlasov Investment Corporation (“VIC”), a wholly owned subsidiary of Securitas, owned 3,969,524 shares of Common Stock of the Company (approximately 47.78%).

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2003, the management fees are fixed at the rate of $8,600 per vessel/per month for the container ships and the Laforge and at the rate of $8,500 per vessel/per month for the other LPG carriers managed by V.Ships. In the first quarter of 2003, $282,000 were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements.

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels’ gross charter revenue and demurrage. In the first quarter of 2003, commercial chartering commissions totalling $4,500 have been paid by the Company to affiliates of V.Ships.

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. No such commissions or legal fees were paid in the first quarter of 2003.

The Company leases office space from an affiliate of V.Ships. In the first quarter of 2003, the rental cost paid to the affiliate of V.Ships was approximately $20,216.

In the first quarter of 2003, the Company paid approximately $8,000 for accounting services to an affiliate of V. Ships.

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V Ships.

At March 31, 2004, the Company had intercompany balances of trade account receivable of $74,001 due from affiliates ($76,094 at December 31, 2003).

NOTE 4. PROVISION FOR IMPAIRMENT LOSS

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable.

At March 31, 2004, the Company evaluated the recoverability of its other vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable (see “Item 2. Management discussion and analysis”, for further comments). In March 2003, the Board approved the sale of two vessels. The vessels were written down to the lower of book value or fair market value less cost to sell and a provision for impairment loss of $2,951,515 was recorded in the first quarter of 2003.

Evaluating recoverability in accordance with FAS 144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

NOTE 5. SHAREHOLDERS' EQUITY

The net income of $859,684 for the quarter ended March 31, 2004 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the quarter ended March 31, 2004 is as follows: -

	Common	Treasury	Additional	Accumulated	Foreign	Unrealised	Total
	Stock	Stock	Paid-in	Deficit	Currency	losses on	Shareholders
	Par	at cost	Capital		Translation	Cash flow	Equity
	Value				Adjustment	Hedges

December 31, 2003	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$91,503	$(286,894)	$29,228,585

Net Income				859,684			859,684

Foreign currency translation adjustment					(15,523)		(15,523)

Unrealised gains on cash flow hedges						16,985	16,985

March 31, 2004	85,302	$(891,806)	$52,135,576	$(21,045,412)	$75,980	$(269,909)	$30,089,731

In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20. The date of record was April 16, 2004 and the date of distribution April 30, 2004. 415,437 shares were issued to that effect.

NOTE 6. LONG TERM DEBT

In March 1998, the Company completed an issue of $100,000,000 of 10-year Senior Notes (the “Notes”). These Notes were issued pursuant to an indenture (the “Indenture”) between the Company and Bankers Trust Company as trustee. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 in each year at a rate of 11.25% per annum. The Notes are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all other senior unsecured indebtedness of the Company. The Notes effectively rank junior to all secured indebtedness and to any indebtedness of the Company's subsidiaries. The Company’s obligations under the Indenture were guaranteed on a senior unsecured basis as of the date of the Indenture by substantially all of the Company’s then existing vessel-owning subsidiaries and in the future may be jointly and severally guaranteed by certain other subsidiaries of the Company.

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

The Board of Directors has authorised Management to repurchase Notes at times and prices and in volumes, which Management deems appropriate. During the quarter ended March 31, 2004, the Company repurchased Notes having a total face value of $3,500,000 for a cash outlay of approximately $3,037,500 and recorded a net gain of $423,595 on the transaction. During the quarter ended March 31, 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transaction.

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris (“BNP”) obtained in June 1998. Pursuant to this credit facility, certain of the Company’s subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances were made by reference to the ages and to the types of vessels acquired. Since December 31, 2003, drawings are no longer permitted under this facility. At March 31, 2004, the total amount outstanding under this facility was $15,473,342.

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank"). The facility consisted of two advances, bears interest at LIBOR plus 2% and is non-recourse to the Company. The first advance of $13,462,500 was drawn by one of the Company’s wholly owned subsidiaries in order to finance the acquisition of a second-hand LPG vessel. This first advance is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap’s notional amount and duration follow the scheduled repayments of the underlying loan. At March 31, 2004, the total amount outstanding under the first advance was $6,731,250. The second advance of $4,237,500 was drawn by two of the Company’s wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998 to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled. The second advance is fully repaid.

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

NOTE 7: STOCK OPTION PLAN

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

In 2003, 13,542 options were cancelled and 48,614 were exercised. At March 31, 2004, 100,992 options were outstanding and 26,189 stock options were exercisable. As of March 31, 2004, the stock price of the Company was $2.60.

NOTE 8: SUBSEQUENT EVENTS

On May 3, 2004, Securitas Holding Corporation (“Securitas”) filed a Form 13D with the Securities and Exchange Commission (the “May 3 Form 13D”), which form is stated to report with respect to events occurring on April 18, 2004. According to the May 3 Form 13D, Securitas had determined to evaluate its continuing investment in the Company’s shares and that Securitas may determine to maintain or divest some or all of such shares. The May 13 Form 13D states further that if Securitas determines to divest of its shares of the Company that such divestment could be made through possible open market sales, sales to one or more investors through privately negotiated transactions or distribution of shares to beneficiaries under the trust beneficially holding such shares. Securitas also stated in the May 3 Form 13D that Securitas had received offers or indications of interest to purchase its shares of the Company, although Securitas had not determined whether to pursue any such offer or indication of interest.

On May 6, 2004, Securitas filed a Form 13D with the Securities and Exchange Commission (the “May 6 Form 13D”) which form is stated to report with respect to events occurring on May 4, 2004. According to the May 6 Form 13D, on May 4, 2004 Vlasov Investment Corporation (“VIC”), a subsidiary of Securitas, finalised an agreement to sell the 4,168,000 shares of MC Shipping' s common stock it owns to Navalmar (UK) Limited, an English corporation, and V. Investments Limited, a Marshall Islands corporation (collectively, the "Purchasers"). Securitas further reported in the May 6 Form 13D that VIC and the Purchasers reached an agreement in principal on April 29, 2004, but that such agreement was subject to final negotiation and documentation.

According to the May 6 Form 13D, the Purchasers agreed to pay U.S.$2.76 per share of Common Stock purchased from VIC. Half of the aggregate purchase price is payable on or before May 15, 2004, with the balance, plus interest, payable on May 15, 2005. In addition, if Purchasers resell the shares they purchased from VIC within 12 months from completion of the sale, the Purchasers shall pay to VIC any proceeds in excess of U.S.$2.76 per share up to a maximum of U.S.$3.08 per share.

On May 10, 2004, Burke Investments, LLC (“Burke Investments”), an investment firm in Stamford, Connecticut, delivered a letter to the board of directors in which letter Burke Investments states that it submits an offer to acquire all of the issued and outstanding common stock of the Company for a purchase price of $3.00 per share. The letter also states that the offer will remain open until 5:00 p.m. EDST May 20, 2004, whether or not the pending sale of 4,168,000 shares of the Company’s common stock by Securitas to the Purchasers is consummated.

On May 12, 2004, the Company delivered a letter to Burke Investments acknowledging receipt of its May 10, 2004 letter and seeking further clarification with respect to its offer.

An extraordinary meeting of the Company's Board of Directors was held on May 13, 2004. At this meeting a committee of independent directors comprised of directors Charles Longbottom, John Blankley and Horst Schomburg was created with the purpose of analyzing, evaluating and monitoring both the sale of shares by Securitas and the proposal made by Burke Investments. Also at this meeting, directors Mauro Terrevazzi and Ettore Bonaventura resigned from the board of directors and Mr. Terrevazzi resigned as chairman of the board and chief executive officer of the Company. Following such resignations, the remaining directors unanimously elected Enrico Bogazzi and Tullio Biggi directors of the Company. Further, Mr. Longbottom was named chairman of the board and Mr. Bogazzi was appointed chief executive officer of the Company.

The Company has been informed that, on May 13, 2004, the Purchasers completed the purchase of 4,168,000 shares of the Company’s common stock as described in the May 6 Form 13D.

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on March 31, 2004.

Revenue

The Company had revenue from charterhire and other sources amounting to $7,895,776 for the quarter ended March 31, 2004 ($10,315,937 for the quarter ended March 31, 2003). The decrease in revenues is due to the sale of four vessels in July 2003.

In the fist quarter 2004, the Company's on-hire performance of the vessels on time charter was 98.6% on a potential 1001 days (for the first quarter of 2003, it was 97.5% on a potential of 990 days).

Costs and Expenses

Commission on charterhire was $190,374 for the quarter ended March 31, 2004. It was $260,199 for the quarter ended March 31, 2003. The decrease is due to reduced revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $4,741,061 for the quarter ended March 31, 2004, representing an increase of 1.8% from vessel operating expenses plus amortisation of dry-docking costs of $4,658,120 3 in the first quarter of 2003. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs increased from 45.1% in the first quarter of 2003 to 60.0% in the first quarter of 2004. The increase in vessel operating expenses as a percentage of revenues is due to the fact that the vessels sold in July 2003 were operated on a bareboat basis and therefore had no operating expenses. Daily operating expenses per vessel averaged $3,901 in the first quarter of 2004 as compared to $4,135 in the first quarter of 2003.

Depreciation totalled $1,226,301 in the first quarter of 2004 ($2,738,195 in the first quarter of 2003). The reduction is due to the sale of four vessels in July 2003 and to the fact that some vessels were fully depreciated at the end of 2003.

General and administrative expenses amounted to $332,228 for the quarter ended March 31, 2004. They were $431,531 for the quarter ended March 31, 2003. The reduction is the result of some cost savings implemented in 2003.

Other Income and Expenses

Interest expense amounted to $1,005,221 for the quarter ended March 31, 2004 ($1,451,097 for the quarter ended March 31, 2003). The decrease is due to the reduction of the long-term debt.

Interest income totalled $35,498 for the quarter ended March 31, 2004 as compared with $22,971 for the quarter ended March 31, 2003. The increase in interest income is due to higher cash balances .

The Company realised a net gain of $423,595 on the repurchase and retirement of $3,500,000 face value of Notes. An amount of $38,905 representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the notes was written off. In the same quarter of 2003, the Company realised a net gain of $2,620,477 on the repurchase and retirement of $7,000,000 face value of Notes. An amount of $96,473 representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the notes was written off.

Impairment loss

At March 31, 2004, the Company evaluated the recoverability of its other vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

In March 2003, the Board approved the sale of two vessels and recorded a provision for impairment loss of $2,951,515. Since these vessels could not be sold, they were reclassified from "held for sale" to "held and used" at the end of 2003. As of March 31, 2004, the Company had no vessels earmarked for sale.

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

Net Income

The net income was $859,684 for the quarter ended March 31, 2004, as compared to $468,728 for the quarter ended March 31, 2003.

Market Conditions

In the first quarter of 2004, the market for small LPG carriers demonstrated somewhat greater strength after remaining relatively weak throughout 2003. Management feels that increased import requirements in the Far East and the lack of new building orders for LPG carriers will help this trend to continue in the rest of the year. Management is therefore cautiously optimistic for the year to come. The Company owns six small LPG carriers of the fully pressurised type. In addition, the Company owns a very large LPG carrier, which is fixed on a long-term charter ending in September 2006.

In 2003 and the first quarter of 2004, the market for containerships enjoyed strong growth, buoyed by dynamism in Chinese trade and the slowdown of new vessel deliveries. The Company is not taking advantage of this strong market, since its four container vessels are on fixed charters until September 2005 to Maersk Sealand.

Certain of the information contained in this Form 10-Q may constitute “forward-looking statements” as that term is defined under United States federal securities laws. “Forward-looking statements” are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed in the Company’s filings with the SEC.

Liquidity and Sources of Capital

Liquidity

The Company had $13,517,162 in Cash and cash equivalents at March 31, 2004 (December 31, 2003 - $16,446,582). Restricted cash amounted to $142,293 (December 31, 2003 - $615,455). In addition, it should be noted that $1,478,012 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2003 - $2,005,913).

The ratio of current assets to current liabilities decreased from 1.79 at December 31, 2003 to 1.63 at March 31, 2004, as cash was used to buyback Notes.

Operating activities

The Company generated cash flows from operations of $1,051,490 in the first quarter of 2004 in comparison to $1,568,271 in the first quarter of 2003. The reduction is due to the sale of four vessels in July 2003, which were employed on a bareboat basis. Since they had no operating expenses, the resulting reduction in cash flow from operations is equal to approximately 90% of the reduction in revenues.

In the fist quarter of 2004, the Company dry-docked one vessel, against two vessels in the same quarter of 2003. There are no other dry-docks planned in 2004 (in total, the Company dry-docked eight vessels in 2003).

Financing activities

In the first quarter of 2004, the Company repaid net borrowings of $4,454,152. These repayments consisted of: (i) $1,416,652 for normal scheduled repayments and (ii) $3,037,500 for the retirement of $3,500,000 of Notes (see Note 6. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $51,261,243 as of December 31, 2003 to $46,344,591 as of March 31, 2004.

Contingencies

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the new owners have the option to give the vessel back on charter to the Company for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,700,000. This amount does not take into consideration any revenues the Company will earn from chartering out the vessel to another party. As of April 2004, the current market rate for twelve-month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,900. So, the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance to-day, however, as to where market rates will be in November 2004.

Guarantees

The Company’s obligations under the Note Indenture are guaranteed on a senior unsecured basis by substantially all of the Company’s vessel-owning subsidiaries except for the unrestricted subsidiaries (See Note 6 to the consolidated financial statements).

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of March 31, 2004.

Future cash requirements

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

____________________________

ITEM 3:  Market Risk

Interest Rate Swap

The Company holds one interest rate swap agreement, which is used to hedge the Company’s interest rate exposure associated with its long-term debt. At March 31, 2004, the swap agreement had a notional amount of $6,731,250, a fair market value of $269,909 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long-term debt. In June 1998, a revolving credit facility of $40,000,000 was granted to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and mature in June 2006. At March 31, 2004, the balance outstanding was $15,473,342. This debt is not hedged by interest rate swaps. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $149,544.

Impact of Currency Fluctuations

The Company’s functional currency is the US dollar; however, a significant number of transactions are performed in other currencies.

______________________________

ITEM 4:  Controls and procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2004, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

__________________________________

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits 31.1 and 31.2

Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the company pursuant to section 302 of the Sarbanes-Oxley Act of 2003

Exhibits 32.1 and 32.2

Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on April 2, 2004.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

MC SHIPPING INC.

Registrant

Date : May 18, 2004	/S/ GUY MOREL

Guy Morel President Chief Operating Officer (Principal Executive Officer)

Date : May 18, 2004	/S/ DOMINIQUE SERGENT

Dominique Sergent Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

