Form 10-Q
period 2004-06-30
MC SHIPPING INC
filed 2004-08-04
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________
FORM 10-Q
______________
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
______________

Quarter ended June 30, 2004	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)
______________

LIBERIA	98-0101881
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

______________

Richmond House, 12 Par-la-ville Road, Hamilton HM CX. Bermuda
(Address of principal executive offices)
______________

441-295-7933
(Registrant's telephone number, including area code)
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	✓	NO

______________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
June 30, 2004
Common stock,
par value $.01	8,724,021

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1:	FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets - June 30, 2004 and December 31, 2003.	3

	Consolidated Statements of Operations for the Quarters ended June 30, 2004 and June 30, 2003.	5

	Consolidated Statements of Operations for the 6 months ended June 30, 2004 and June 30, 2003	6

	Consolidated Statements of Cash Flows for the 6 months ended June 30, 2004 and June 30, 2003.	7

	Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		13

Item 3. Market Risk		16

Item 4. Controls and Procedures		17

PART II:	OTHER INFORMATION	18

	Signatures	19

	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the company pursuant to section 302 of the Sarbanes-Oxley Act of 2004	20

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	JUNE 30	DECEMBER 31
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$13,203,696	$16,446,582
Restricted cash	610,509	615,455
Hire receivables	4,622	13,111
Recoverable from insurers	955,223	807,530
Inventories	766,605	582,388
Receivables from affiliates	(11,329)	76,094
Prepaid expenses and other current assets	1,188,128	1,186,015
TOTAL CURRENT ASSETS	16,717,454	19,727,175

VESSELS, AT COST	109,303,246	109,303,246
Less - Accumulated depreciation	(49,489,299)	(47,114,005)
	59,813,947	62,189,241

FURNITURE & EQUIPMENT, AT COST	27,403	24,304
Less - Accumulated depreciation	(26,783)	(21,737)
	620	2,567

OTHER ASSETS
Dry-docking costs (net of accumulated amortisation of $2,716,852 at June 30, 2004 and $2,006,533 at December 31, 2003)	4,290,629	4,894,163
Debt issuance cost (net of accumulated amortisation of $1,545,304 at June 30, 2004 and $1,472,654 at December 31, 2003)	380,961	502,870
TOTAL ASSETS	$81,203,611	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	JUNE 30	DECEMBER 31
	2004	2003

CURRENT LIABILITIES
Accounts payable	$735,451	$612,759
Hire received in advance	584,843	584,843
Accrued expenses	3,313,477	4,435,166
Accrued interest	1,013,680	1,193,420
Current portion of long term debt	4,179,553	4,179,553

TOTAL CURRENT LIABILITIES	9,827,004	11,005,741

LONG TERM DEBT
11.25% Senior Notes due 2008	23,140,000	27,640,000
Secured Loans	17,351,913	19,441,690

TOTAL LONG TERM DEBT	40,491,913	47,081,690

TOTAL LIABILITIES	50,318,917	58,087,431

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorised 8,724,021 shares issued at June 30, 2004 (8,308,508 at December 31, 2003)	87,240	85,302
Additional paid-in capital	51,241,832	52,135,576
Less : Treasury stock, at cost - None at June 30, 2004 (221,730 shares at December 31, 2003)	-	(891,806)
Accumulated deficit	(20,374,612)	(21,905,096)
Accumulated comprehensive income	(69,766)	(195,391)

	30,884,694	29,228,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,203,611	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Quarters ended June 30, 2004 and June 30, 2003
(UNAUDITED)

	JUNE 30	JUNE 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$7,881,660	$9,882,431

COSTS AND EXPENSES
Commission on Charterhire	(196,756)	(257,321)
Vessel Operating Expenses	(3,866,093)	(4,735,976)
Amortisation of Drydocking Costs	(355,160)	(259,160)
Depreciation	(1,150,848)	(2,654,142)
General and Administrative Expenses	(734,925)	(240,642)
OPERATING INCOME	1,577,878	1,735,190

OTHER INCOME/(EXPENSES)
Interest Expense	(913,270)	(1,268,778)
Interest Income	26,547	15,954
Loss on Repurchases of Notes	(20,355)	-
Provision for impairment Loss on vessels	-	32,865

NET INCOME	$670,800	$515,231

BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.08	$0.06
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,587,039	8,240,158

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30, 2004 and June 30, 2003
(UNAUDITED)

	JUNE 30	JUNE 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$15,777,436	$20,198,368

COSTS AND EXPENSES
Commission on Charterhire	(387,130)	(517,520)
Vessel Operating Expenses	(8,251,994)	(9,186,210)
Amortisation of Dry-docking Costs	(710,320)	(467,046)
Depreciation	(2,377,149)	(5,392,337)
General and Administrative Expenses	(1,067,153)	(672,173)
OPERATING INCOME	2,983,690	3,963,082

OTHER INCOME/(EXPENSES)
Interest Expense	(1,918,491)	(2,719,875)
Interest Income	62,045	38,925
Provision for impairment loss on vessels	-	(2,918,650)
Gains on Repurchases of Notes	403,240	2,620,477

NET INCOME	$1,530,484	$983,959
BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.18	$0.12
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,447,773	8,240,158

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004 and June 30, 2003
(UNAUDITED)

	JUNE 30	JUNE 30
	2004	2003
OPERATING ACTIVITIES:
NET INCOME	$1,530,484	$983,959
Adjustments to reconcile Net Income to net cash provided
from operating Activities
Depreciation	2,377,149	5,392,337
Amortisation of Dry-docking costs	710,320	467,046
Amortisation of issuance costs	72,650	152,710
Dry-docking Costs Capitalised	(106,785)	(3,013,719)
Provision for impairment loss	-	2,918,650
Gains on repurchases of Senior Notes	(403,240)	(2,620,477)
Comprehensive income	125,625	82,759
Changes in Operating Assets and Liabilities:
Hire receivables	8,489	(57,750)
Recoverable from insurers	(147,693)	314,167
Inventories	(184,217)	(11,670)
Receivables from affiliates	87,423	29,060
Prepaid expenses and other current assets	(2,113)	(510,343)
Accounts payable	122,692	141,367
Accrued expenses	(1,121,689)	2,104,561
Hire received in advance	-	(599,895)
Accrued interest	(179,740)	(351,588)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	$2,889,355	$5,421,174
INVESTING ACTIVITIES:
Variation in office equipment	90	(776)
Change in restricted cash	4,946	72,363
NET CASH PROVIDED FROM INVESTING ACTIVITIES	$5,036	$71,587
FINANCING ACTIVITIES:
Repayments of long-term debt	(2,089,777)	(7,278,839)
Repurchases of Senior Notes	(4,047,500)	(4,283,050)
NET CASH USED BY FINANCING ACTIVITIES	$(6,137,277)	$(11,561,889)

DECREASE IN CASH	(3,242,886)	(6,069,128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,446,582	14,061,451
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,203,696	$7,992,322

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:  The Company is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates thirteen second-hand vessels comprising seven liquid petroleum gas ("LPG") carriers, four containerships and two multipurpose seariver vessels.

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

VESSEL REPAIR AND OVERHAUL:  Normal vessel repair and maintenance costs are charged to income when incurred. Costs incurred during drydockings and periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey drydocking. For the vessels, which are earmarked for sale, drydocking expenses are charged to expenses as incurred.

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

NOTE 3. RELATED COMPANY TRANSACTIONS

Until May 2004, the Vlasov Group was the main shareholder of the Company. On May 13, 2004, Vlasov Investment Corporation ("VIC") sold the 4,168,000 shares of Common Stock of MC Shipping that it owned (approximately 47.78%). As of May 14, 2004, V. Investments Limited, V Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they may be deemed to have shared beneficial ownership of 4,308,790 common shares, which represent approximately 49.39% of the common stock outstanding.

Prior to March 28, 2003, V.Ships was an affiliate of the Company, as it was 39% owned by the Vlasov Group, the main shareholder of the Company at that time. V.Ships was also owned 31% by Greysea Limited ("Greysea"), a Guernsey corporation controlled by certain senior officers and former officers of V.Ships, 19% by General Electric Capital Corporation ("GECC") and 11% by some officers of V.Ships. Following a change in the shareholding structure of V.Ships, V.Ships is now controlled 50% by Greysea and management and 50% by a third party independent investor group (4% warrants are held by lending banks).

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr Antony Crawford (Chief Executive officer, Chief Operating Officer, President and Director) is also the Chief Executive Officer of V Ships financial and commercial services division; he is a Director and minority shareholder of V Holdings Limited. Mr Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi Group of shipping companies. Mr Guy Morel (Director) is a Director and minority shareholder of Greysea, which indirectly owns a participation in V Ships. Mr Peter Shaerf (Director) has from time to time arranged charters for the Company's vessels and is a Senior Vice President at a maritime investment bank. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2004, the management fees are fixed at the rate of $8,855 per vessel/per month for the container ships and the Laforge and at the rate of $8,753 per vessel/per month for the other LPG carriers managed by V.Ships (in 2003, $8,600 and $8,500 respectively). In the quarter and in the six month period ended June 30, 2004, $290,379 and $580,758 respectively were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in 2003, $282,000 and $564,000, respectively).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels’ gross charter revenue and demurrage. In the quarter and in the six month period ended June 30, 2004, no commercial chartering commissions were paid by the Company to affiliates of V.Ships (in 2003, $4,500 and $4,500 respectively).

The Company leases office space from an affiliate of V.Ships. The rental cost paid to the affiliate of V.Ships in the quarter and in the six month period ended June 30, 2004 was approximately $21,185 and $42,793 respectively (in 2003, $20,216 and $44,492 respectively).

In the quarter and in the six month period ended June 30, 2004, the Company paid for accounting services to an affiliate of V. Ships approximately $7,750 and $15,500 respectively (in 2003, $7,750 and $15,500, respectively).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V. Ships.

At June 30, 2004, the Company had intercompany balances of trade account payable to affiliates of $11,329 (trade account receivable due from affiliates of $76,094 at December 31, 2003).

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

At March 31 and June 30, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable.

In March 2003, the Board had approved the sale of two vessels. These vessels were written down to the lower of book value or fair market value less cost to sell and a provision for impairment loss of $2,951,515 was recorded in the first quarter of 2003. (see "Item 2. Management discussion and analysis", for further comments).

NOTE 5. SHAREHOLDERS' EQUITY

The net income of $1,530,484 for the six months ended June 30, 2004 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the quarter ended June 30, 2004 is as follows:

	Common	Treasury	Additional	Accumulated	Foreign	Unrealised	Total
	Stock	Stock	Paid-in	Deficit	Currency	Losses on	Shareholders
	Par	At cost	Capital		Translation	Cash flow	Equity
	Value				Adjustment	Hedges
December 31, 2003	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$91,503	$(286,894)	$29,228,585

Net Income				1,530,484			1,530,484

Foreign currency translation adjustment					(18,235)		(18,235)

Unrealised gains on cash flow hedges						143,860	143,860

Issuance of stock as dividend	1,938	891,806	(893,744)				-
June 30, 2004	$87,240	$-	$51,241,832	$(20,374,612)	$73,268	$(143,034)	$30,884,694

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation of $25,000 by allotment of shares of the Company’s common stock of equivalent value.

In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20. The date of record was April 16, 2004 and the date of distribution April 30, 2004. 415,513 shares were issued to that effect.

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

The Board of Directors has authorised Management to repurchase Notes at times and prices and in volumes, which Management deems appropriate. During the six months ended June 30, 2004, the Company repurchased Notes having a total face value of $4,500,000 for a cash outlay of approximately $4,047,500 and recorded a net gain of $403,240 on the transactions. During the six months ended June 30, 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transaction. The repurchased Notes have been retired.

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in June 1998. Pursuant to this credit facility, certain of the Company’s subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bears interest at LIBOR plus 1.25% and the final repayment date under the facility is fixed at June 30, 2006. The vessel-owning subsidiaries have granted ship mortgages over their vessels as security for the advances and the Company has issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) are determined in relation to each drawing at the time the advances were made by reference to the ages and to the types of vessels acquired. Since December 31, 2003, drawings are no longer permitted under this facility. At June 30, 2004, the total amount outstanding under this facility was $15,473,342.

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank"). The facility consisted of two advances, bears interest at LIBOR plus 2% and is non-recourse to the Company. The first advance of $13,462,500 was drawn by one of the Company’s wholly owned subsidiaries in order to finance the acquisition of a second-hand LPG vessel. This first advance is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap’s notional amount and duration follow the scheduled repayments of the underlying loan. At June 30, 2004, the total amount outstanding under the first advance was $6,058,125. The second advance of $4,237,500 was drawn by two of the Company’s wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998 to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled. The second advance is fully repaid.

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

NOTE 7: STOCK OPTION PLAN

On June 20, 2003, the shareholders authorised the creation of a Stock Option Plan for the Company’s employees. A maximum of 407,871 shares or 5% of the Company’s outstanding shares were authorised for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option and vest 25% per annum, commencing one year after the grant date of the respective option. Options expire 10 years after the grant date.

On June 20, 2003, the Company’s Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share.

In the first quarter 2003, 13,542 options were cancelled following the departure of an employee at a cost of $3,494. At June 30, 2004, 63,591 stock options were exercisable. As of June 30, 2004, the stock price of the Company was $2.33.

NOTE 8: SUBSEQUENT EVENTS

In July 2004, the Company repurchased Notes having a total face value of $2,040,000 for a cash outlay of approximately $2,060,400 and recorded a net loss of $ 40,121 on the transactions.

In July 2004, Mr. Enrico Bogazzi resigned as Chief Executive Officer, and Mr. Tullio Biggi resigned as Director. The Board of Directors nominated Mr. Antony Crawford as Chief Executive officer, President, Chief Operating Officer and Director of the Company. Mr. Crawford is also the Chief Executive Officer of V Ships financial and commercial services division working on secondment to the Company. Mr. Morel will assume the position of advisor until he terminates his employment with the Company as of June 30, 2005. The changes became effective as of August 1, 2004.
______________

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on June 30, 2004.

Revenue

The Company had revenue from charterhire and other sources amounting to $7,881,660 for the quarter and $15,777,436 for the six month period ended June 30, 2004 ($9,882,431 for the quarter and $20,198,368 for the six month period ended June 30, 2003). The decrease in revenues is due to the sale of four vessels in July 2003.

In the first half of 2004, the Company's on-hire performance of the vessels on time charter was 99.0% on a potential 2002 days (for the first half of 2003, it was 94.6% on a potential of 1,991 days). The increase in on-hire performance is due to the fact that one ship underwent dry-docking during the first six months of 2004, compared to five ships in the same period of 2003.

Costs and Expenses

Commission on charterhire was $196,756 for the quarter and $387,130 for the six months ended June 30, 2004. It was $257,321 for the quarter and $517,520 for the six months ended June 30, 2003. The decrease is due to reduced revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $4,221,253 for the quarter and $8,962,314 for the six months ended June 30, 2004. They were $4,995,136 for the quarter and $9,653,256 for the six months ended June 30, 2003. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs increased from 47.8% in the first half of 2003 to 56.8% in the first half of 2004. The increase in vessel operating expenses as a percentage of revenues is due to the fact that the vessels sold in July 2003 were operated on a bareboat basis and therefore had no operating expenses. Daily operating expenses per vessel averaged $3,620 in the first half of 2004, as compared to $4,191 in the first half of 2003. This decrease is due partially to a general tightening of operating expenses and partially to the cancellation of some insurance write-offs in the second quarter of 2004.

Depreciation totalled $1,150,848 in the quarter and $2,377,149 for the first six months of 2004 ($2,654,142 for the quarter and $5,392,337 for the six months ended June 30 2003). The reduction is due to the sale of four vessels in July 2003 and to the fact that some vessels were fully depreciated at the end of 2003.

General and administrative expenses amounted to $734,925 for the quarter and $1,067,153 for the six months ended June 30, 2004. They were $240,642 for the quarter and $672,173 for the six months ended June 30, 2003. The doubling of general and administrative expenses in the second quarter of 2004 is due to non-recurring expenses incurred in relation with the change of ownership of the Company and the offer for additional equity received by the Company.

Other Income and Expenses

Interest expense amounted to $913,270 for the quarter and $1,918,491 for the six months ended June 30, 2004 ($1,268,778 for the quarter and $2,719,875 for the six months ended June 30, 2003). The reduction is due to the debt reduction.

Interest income totalled $26,547 for the quarter and $62,045 for the six months ended June 30, 2004 as compared with $15,954 for the quarter and $38,925 for the six months ended June 30, 2003. The increase in interest income is due to higher cash balances.

The Company realised a net gain of $403,240 on the repurchase and retirement of $4,500,000 face value of Notes in the first six months of 2004. An amount of $49,260 representing a proportion of the debt issuance costs incurred in 1998 in connection with the issuance of the notes was written off.

Impairment loss

At June 30, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. As of June 30, 2004, the Company had no vessels earmarked for sale.

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

In March 2003, the Board had approved the sale of two vessels and recorded a provision for impairment loss of $2,951,515. Since these vessels could not be sold, they were reclassified from "held for sale" to "held and used" at the end of 2003.

Net Income

The net income was $670,800 for the quarter and $1,530,484 for the six months ended June 30, 2004, as compared to $515,231 for the quarter and $983,959 for the six months ended June 30, 2003.

Market Conditions

In the second quarter of 2004, the market recovery accelerated in the small pressurised LPG segment. Management feels that increased import requirements in the Far East and the lack of new building orders for LPG carriers will help this trend to continue in the rest of the year. Management is therefore optimistic that market strength will sustain for the next twelve months. The Company owns six small LPG carriers of the fully pressurised type. In addition, the Company owns a very large LPG carrier, which is fixed on a long-term charter ending in September 2006.

In the first half of 2004, the market for containerships continued to enjoy strong growth. The Company is not taking advantage of this strong market, since its four container vessels are on fixed charters until September 2005 to Maersk Sealand.

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

Liquidity and Sources of Capital

Liquidity

The Company had $13,203,696 in Cash and cash equivalents at June 30, 2004 (December 31, 2003 - $16,446,582). Restricted cash amounted to $610,509 (December 31, 2003 - $615,455). In addition, it should be noted that $1,623,542 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2003 - $2,005,913). The ratio of current assets to current liabilities decreased from 1.79 at December 31, 2003 to 1.70 at June 30, 2004.

Operating activities

The Company generated cash flows from operations of $2,889,355 in the six months ended June 30, 2004 in comparison to $5,421,174 in the six months ended June 30, 2003. The reduction is due to the sale of four vessels in July 2003, which were employed on a bareboat basis. Since they had no operating expenses, the resulting reduction in cash flow from operations is equal to approximately 90% of the reduction in revenues.

In the first half of 2004, the Company dry-docked one vessel, against five vessels in the same period of 2003. There is no other dry-dock planned in 2004 (in total, the Company dry-docked eight vessels in 2003).

Financing activities

In the first half of 2004, the Company repaid net borrowings of $6,137,277. These repayments consisted of: (i) $2,089,777 for normal scheduled repayments, (ii) $4,047,500 for the retirement of $4,500,000 of Notes (see Note 6. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $51,261,243 as of December 31, 2003 to $44,671,466 as of June 30, 2004.

Contingencies
In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. In the event Maersk does not extend the present charter at its expiry in November 2004, the new owners have the option to give the vessel back on charter to the Company for a period of eighteen months. The charter rate will be $17,900 per day for twelve months and $17,500 per day for the remaining six months. The aggregate amount of the commitment under this agreement is approximately $9,700,000. This amount does not take into consideration any revenues the Company will earn from chartering out the vessel to another party. As of July 2004, the current market rate for twelve-month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,900. So, the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance to-day, however, as to where market rates will be in November 2004.

Guarantees

The Company’s obligations under the Note Indenture are guaranteed on a senior unsecured basis by substantially all of the Company’s vessel-owning subsidiaries except for the unrestricted subsidiaries (See Note 6 to the consolidated financial statements).

Off-Balance sheet Arrangements

The Company had no off-balance sheet financial arrangements as of June 30, 2004.

Future cash requirements

Management believes that the net cash provided by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2004, based on current levels of charter rates.

Management believes that the Company has excess cash to invest and actual results in 2004 will depend on the reinvestment of the excess cash. However, the Company does not currently have any significant commitments for capital expenditures.
______________

ITEM 3:     Market Risk

Interest Rate Swap

The Company holds one interest rate swap agreement, which is used to hedge the Company’s interest rate exposure associated with its long-term debt. At June 30, 2004, the swap agreement had a notional amount of $6,058,125, a fair market value of $143,034 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long term debt as described herein. In June 1998, a revolving credit facility of $40,000,000 was granted to the Company by Fortis Bank and BNP. The facility bears interest at LIBOR plus 1.25% and mature in June 2006. At June 30, 2004 the balance outstanding was $15,473,342. This debt is not hedged by interest rate swaps. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $145,836.

Impact of Currency Fluctuations

The Company’s functional currency is the US dollar; however, a significant number of transactions are performed in other currencies.
______________

ITEM 4: Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2004, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

______________

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(b)	Exhibit 31.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(c)	Exhibit 32.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(d)	Exhibit 32.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(e)	Reports on Form 8-K

The Company filed reports on Form 8-K on April 2, May 17 and July 23, 2004.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC. Registrant

Date: August 4, 2004	By:	/s/ ANTONY CRAWFORD

Antony Crawford Chief Executive Officer President and Chief Operating Officer (Principal Executive Officer)

Date: August 4, 2004	By:	/s/ DOMINIQUE SERGENT

Dominique Sergent Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Certification

