Form 10-Q
period 2004-09-30
MC SHIPPING INC
filed 2004-11-12
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________

Quarter ended September 30, 2004	Commission File Number:
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

YES    ✓       NO

_________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
September 30, 2004
Common stock,
par value $.01	8,765,974

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 :	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income for the Quarters ended September 30, 2004 and September 30, 2003.	5

	Consolidated Statements of Income for the 9 months ended September 30, 2004 and September 30, 2003	6

	Consolidated Statements of Cash Flows for the 9 months ended September 30, 2004 and September 30, 2003.	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operation	14

Item 3. Market Risk		17

Item 4.	Controls and Procedures	17

PART II:	OTHER INFORMATION	19

	Signatures	20

	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the company pursuant to section 302 of the Sarbanes-Oxley Act of 2004	21

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	SEPTEMBER 30	DECEMBER 31
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$10,957,780	$16,446,582
Restricted cash	148,597	615,455
Hire receivables	7,426	13,111
Recoverable from insurers	609,821	807,530
Inventories	623,487	582,388
Receivables from affiliates	61,659	76,094
Prepaid expenses and other current assets	1,139,966	1,186,015
TOTAL CURRENT ASSETS	13,548,736	19,727,175

VESSELS, AT COST	109,303,246	109,303,246
Less - Accumulated depreciation	(50,639,413)	(47,114,005)
	58,663,833	62,189,241

FURNITURE & EQUIPMENT, AT COST	27,793	24,304
Less - Accumulated depreciation	(27,685)	(21,737)
	108	2,567

OTHER ASSETS
Dry-docking costs (net of accumulated amortisation of $3,050,966 at September 30, 2004 and $2,006,533 at December 31, 2003)	3,934,656	4,894,163
Debt issuance cost (net of accumulated amortisation of $1,580,048 at September 30, 2004 and $1,472,654 at December 31, 2003)	326,495	502,870
TOTAL ASSETS	$76,473,828	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	SEPTEMBER 30	DECEMBER 31
	2004	2003

CURRENT LIABILITIES
Accounts payable	251,365	$612,759
Hire received in advance	584,843	584,843
Accrued expenses	2,608,539	4,435,166
Accrued interest	254,649	1,193,420
Current portion of long term debt	4,179,553	4,179,553
11.25% Senior Notes called as of Nov 1, 2004	21,100,000	-

TOTAL CURRENT LIABILITIES	28,978,949	11,005,741

LONG TERM DEBT
11.25% Senior Notes due 2008	-	27,640,000
Secured Loans	15,935,262	19,441,690

TOTAL LONG TERM DEBT	15,935,262	47,081,690

TOTAL LIABILITIES	44,914,211	58,087,431

SHAREHOLDERS' EQUITY
Common stock, $.01 par value - 20,000,000 shares authorised
8,765,974 shares issued at September 30, 2004 (8,530,238 at
December 31, 2003)	87,660	85,302
Additional paid-in capital	51,280,010	52,135,576
Less : Treasury stock, at cost - None at September 30, 2004 (221,730 shares at December 31, 2003)	-	(891,806)
Accumulated deficit	(19,880,775)	(21,905,096)
Accumulated comprehensive income	72,722	(195,391)

	31,559,617	29,228,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$76,473,828	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the Quarters ended September 30, 2004 and September 30, 2003
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$8,127,173	$7,911,048

COSTS AND EXPENSES
Commission on Charterhire	(186,890)	(210,544)
Vessel Operating Expenses	(4,129,633)	(4,899,586)
Amortisation of Dry-docking Costs	(334,111)	(359,701)
Depreciation	(1,150,659)	(1,549,717)
General and Administrative Expenses	(857,011)	(253,775)
OPERATING INCOME	1,468,869	(637,725)

OTHER INCOME/(EXPENSES)
Interest Expense	(965,152)	(1,096,591)
Interest Income	30,241	38,065
Loss on Repurchases of Notes	(40,121)	-
Gain on sale of vessels	-	1,785,253

NET INCOME	$493,837	$1,364,452

BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.06	$0.17
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8,736,197	8,250,526

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30, 2004 and September 30, 2003
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$23,904,609	$28,109,416

COSTS AND EXPENSES
Commission on Charterhire	(574,020)	(728,064)
Vessel Operating Expenses	(12,381,627)	(14,085,796)
Amortisation of Dry-docking Costs	(1,044,431)	(826,747)
Depreciation	(3,527,808)	(6,942,054)
General and Administrative Expenses	(1,924,164)	(925,948)

OPERATING INCOME	4,452,559	4,600,807

OTHER INCOME/(EXPENSES)
Interest Expense	(2,883,643)	(3,816,466)
Interest Income	92,286	76,990
Provision for impairment loss on vessels	-	(2,918,650)
Gains on Repurchases of Notes	363,119	2,620,477
Gain on sale of vessels	-	1,785,253

NET INCOME	$2,024,321	$2,348,411
BASIC AND DILUTED PER SHARE AMOUNTS
Net Income	$0.24	$0.28
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	8, 544,616	8,243,665

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2004 and September 30, 2003
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003
OPERATING ACTIVITIES:
NET INCOME	$2,024,321	$2,348,411
Adjustments to reconcile Net Income to net cash provided from operating Activities
Depreciation	3,527,808	6,942,054
Amortisation of Dry-docking costs	1,044,431	826,747
Amortisation of issuance costs	107,394	195,701
Dry-docking Costs Capitalised	(84,926)	(4,917,566)
Provision for impairment loss	-	2,918,650
Gains on repurchases of Senior Notes	(363,119)	(2,620,477)
Gain on disposal of vessels	-	(1,785,253)
Comprehensive income	268,113	184,246
Changes in Operating Assets and Liabilities:
Hire receivables	5,685	(60,056)
Recoverable from insurers	197,709	89,719
Inventories	(41,099)	(31,283)
Receivables from affiliates	14,435	80,518
Prepaid expenses and other current assets	46,049	(2,418,857)
Accounts payable	(361,394)	338,829
Accrued expenses	(1,497,891)	3,902,210
Hire received in advance	-	(599,895)
Accrued interest	(938,771)	(1,358,870)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	$3,620,009	$4,054,828
INVESTING ACTIVITIES:
Variation in office equipment	61	(974)
Sale of vessels	-	20,335,693
Change in restricted cash	466,858	1,858,250
NET CASH PROVIDED FROM INVESTING ACTIVITIES	466,919	22,192,969
FINANCING ACTIVITIES:
Repayments of long-term debt	(3,506,428)	(19,495,491)
Repurchases of Senior Notes	(6,107,900)	(4,283,050)
Debt issuance costs	-	-
Issuance of stock	38,598	12,400
NET CASH USED BY FINANCING ACTIVITIES	(9,575,730)	(23,766,141)

DECREASE/INCREASE IN CASH	(5,488,802)	2,481,656
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,543,107	14,061,451
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,957,780	$16,543,107

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form
10-K.

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

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to income when incurred. Costs incurred during dry-dockings and periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey dry-docking. For the vessels, which are earmarked for sale, dry-docking expenses are charged to expenses when incurred.

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

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. The write-offs of debt issuance costs associated with the Company's repurchases and retirements of Notes and the prepayment and refinancing of debt are recorded as losses on debt extinguishment (or a reduction of Gains on repurchases of Notes). The write-offs of debt issuance costs associated with the Company's prepayment of secured debt at the time of the sale of vessels are recorded as a reduction of gains on disposals of vessels.

INTEREST RATE SWAPS: From time to time, the Company enters into interest-rate swap agreements to fix the variable interest rate of some of its outstanding debt (See Note 6). As such interest rate swaps are designated and qualifying as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. If a swap is cancelled, the cancellation cost is recorded as interest expense.

INVENTORIES: Inventories consist principally of lubricating oil and victualling and are stated at cost, determined by the first-in, first-out method.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of deposits with banks.

RESTRICTED CASH: Restricted cash consists primarily of deposits with banks that are restricted to guarantee the Company's performance under various loan agreements.

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

NOTE 3. RELATED COMPANY TRANSACTIONS

Until May 2004, the Vlasov Group was the main shareholder of the Company. On May 13, 2004, Vlasov Investment Corporation sold the 4,168,000 shares of Common Stock of MC Shipping that it owned (approximately 47.78%).

As of May 14, 2004, V. Investments Limited, V Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. Following the purchase of an additional 133,200 shares in the open market by Navalmar, V Investments and Navalmar control, since September 3, 2004, over 50% of the outstanding stock of the Company.

Prior to March 28, 2003, V.Ships had been an affiliate of the Company, as it was 39% owned by the Vlasov Group, the main shareholder of the Company at that time. V.Ships was also owned 31% by Greysea Limited ("Greysea"), a Guernsey corporation controlled by certain senior officers and former officers of V.Ships, 19% by General Electric Capital Corporation and 11% by some officers of V.Ships. Following a change in the shareholding structure of V.Ships, V.Ships is now controlled 50% by Greysea and management and 50% by a third party independent investor group (4% warrants are held by lending banks).

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2004, the management fees are fixed at the rate of $8,855 per vessel/per month for the container ships and the Laforge and at the rate of $8,753 per vessel/per month for the other LPG carriers managed by V.Ships (in 2003, $8,600 and $8,500 respectively). In the quarter and in the nine months period ended September 30, 2004, $290,379 and $871,137 respectively were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in 2003, $282,000 and $846,000 respectively).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In the quarter and in the nine months period ended September 30, 2004, no commercial chartering commissions were paid by the Company to affiliates of V Ships (in 2003, none and $4,500 respectively).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the quarter and in the nine months period ended September 30, 2004, no commissions or legal fees were paid by the Company to affiliates of V.Ships (in 2003 - $17,942 and $17,942 respectively).

The Company leases office space from an affiliate of V.Ships. The rental cost paid to the affiliate of V.Ships in the quarter and in the nine month period ended September 30, 2004 was approximately $21,288 and $64,081 respectively (in 2003, $18,652 and $55,955 respectively).

In the quarter and in the nine month period ended September 30, 2004, the Company paid for accounting services to an affiliate of V. Ships approximately $7,750 and $23,250 respectively (in 2003, $7,750 and $23,250, respectively).

In August 2004, the Company entered into a service agreement with V. Investments Limited whereby, the Company pays a fee of £10,000 per month in consideration of V Ships permitting the Chief Executive Officer to provide his services to the Company. V Ships is also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services. As of September 30, 2004, approximately $40,000 were due to V Ships under this agreement.

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V Ships.

At September 30, 2004, the Company had intercompany balances of trade account receivable due from affiliates of $61,659 ($76,094 at December 31, 2003).

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

At September 30, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable. (see "Item 2. Management discussion and analysis", for further comments).

Evaluating recoverability in accordance with FAS 144 requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

NOTE 5. SHAREHOLDERS' EQUITY

The net income of $2,024,321 for the nine months ended September 30, 2004 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the nine months ended September 30, 2004 is as follows:

	Common	Treasury	Additional	Accumulated	Foreign	Unrealised	Total
	Stock	Stock	Paid-in	Deficit	Currency	Losses on	Shareholders
	Par	at cost	Capital		Translation	Cash flow	Equity
	Value				Adjustment	Hedges
December 31, 2003	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$91,503	$(286,894)	$29,228,585

Net Income	-	-	-	2,024,321	-	-	2,024,321

Issuance of Stock as dividend	1,938	891,806	(893,744)	-	-	-	-

Issuance of Stock to Directors	121	-	19,879	-	-	-	20,000

Issuance of stock Under stock option Plan	299	-	18,299	-	-	-	18,598

Foreign currency translation adjustment	-	-	-	-	(18,781)	-	(18,781)

Unrealised gains on cash flow hedges	-	-	-	-		286,894	286,894
September 30, 2004	$87,660	-	$51,280,010	$(19,880,775)	$72,722	$-	$31,559,617

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation by allotment of shares of the Company's common stock of equivalent value.

In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20. The date of record was April 16, 2004 and the date of distribution April 30, 2004. 415,513 shares were issued to that effect.

NOTE 6. LONG TERM DEBT

In March 1998, the Company completed an issue of $100,000,000 of 10-year Senior Notes (the "Notes"). These Notes were issued pursuant to an indenture (the "Indenture") between the Company and Bankers Trust Company as trustee. Interest on the Notes was payable semi-annually in arrears on March 1 and September 1 in each year at a rate of 11.25% per annum. The Notes were senior unsecured obligations of the Company and ranked senior in right of payment to all subordinated indebtedness of the Company and pari passu in right of payment with all other senior unsecured indebtedness of the Company. The Notes effectively ranked junior to all secured indebtedness and to any indebtedness of the Company's subsidiaries. The Company's obligations under the Indenture were guaranteed on a senior unsecured basis as of the date of the Indenture by substantially all of the Company's then existing vessel-owning.

The Board of Directors had authorised Management to repurchase Notes at times and prices and in volumes, which Management deemed appropriate. During the nine months ended September 30, 2004, the Company repurchased Notes having a total face value of $6,540,000 for a cash outlay of approximately $6,107,900 and recorded a net gain of $363,119 on the transactions (during the nine months ended September 30, 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transactions). The repurchased Notes have been retired.

On September 30, 2004 the Company called the remaining $21.1 million of Notes outstanding. The date fixed for redemption was November 1, 2004 and the redemption price 103.75% in accordance with the terms of the Indenture. As a result, the Company reclassified the $21.1 million of Notes due 2008 from Long Term Debt to Current Liabilities as of September 30, 2004. Upon recommendation of its auditors, the Company did not record in the 3rd quarter the net loss of $979,874, corresponding to the call premium for $791,250 and the write off of the Notes issuance costs for $188,624. Such losses were recorded in the 4th quarter (see Note 8. Subsequent Events).

The Company has a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in September 1998. Pursuant to this credit facility, certain of the Company's subsidiaries could borrow up to total of $40,000,000 to finance the acquisition of vessels. The facility bore interest at LIBOR plus 1.25% and the final repayment date under the facility was fixed at June 30, 2006. The vessel-owning subsidiaries had granted ship mortgages over their vessels as security for the advances and the Company had issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) were made by reference to the ages and to the types of vessels acquired. Since December 31, 2003, drawings were no longer permitted under this facility. At September 30, 2004, the total amount outstanding under this facility was $14,729,815. This loan was fully repaid on October 27, 2004 (see subsequent events).

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank"). The facility consisted of two advances, bore interest at LIBOR plus 2% and was non-recourse to the Company:

- A first advance of $13,462,500 was drawn by one of the Company's wholly owned subsidiaries in order to finance the acquisition of a second-hand LPG vessel. This first advance was repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap's notional amount and duration followed the scheduled repayments of the underlying loan. On September 30, 2004, the swap was cancelled at a cost of $124,500 and the cancellation cost was recorded as interest expense. At September 30, 2004, the total amount outstanding under the first advance was $5,385,000. This advance was fully repaid on October 27, 2004 (see subsequent events).

- A second advance of $4,237,500 had been drawn by two of the Company's wholly owned subsidiaries, each of refinanced a second-hand containership acquired in 1998. The outstanding amount of this second advance $1,059,375 was fully prepaid on March 24, 2003 and the corresponding swap cancelled.

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

Since the beginning of the plan, 78,515 stock options have been exercised and 42,182 options were cancelled following the departure of two employees at a cost of $64,726. At September 30, 2004, 19,350 stock options were exercisable. As of September 30, 2004, the stock price of the Company was $3.66.

On September 17, 2004, the Company's Board of Directors approved the issuance of 100,000 options to the Chief Executive Officer at an exercise price of $2.80 per share.

NOTE 8: SUBSEQUENT EVENTS

On October 11, 2004, the Company entered a $45,000,000 long-term debt agreement with Fortis Bank in order to refinance all of its outstanding debt. The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly instalments. The borrowers are the existing vessel-owning subsidiaries (except for the sea river subsidiaries) and have granted ship mortgages over their vessels as security. The Company has issued a guarantee in relation to the facility. The Company used the proceeds of this facility as follows: $14,729,815 and $5,385,000 to repay the amounts outstanding respectively under the Fortis/BNP and Scotia loans, $21,891,250 to buyback the outstanding Notes bonds at a premium of 103.75% and the balance for general corporate purposes. Following the prepayment of its debt, the Company recorded a net loss of $1,117,745 in the 4th quarter 2004, corresponding the 3.75% call premium of the $21.1 million of Notes for $791,250, to the write off of the Notes issuance costs for $188,624 and to the write off of the existing bank debt issuance costs for $137,871.

On November 9, 2004, a number of management changes were decided by the Board of Directors of the Company. Graham Pimblett, Vice President Operations, was promoted to the position of Chief Operating Officer and Alex Gorchakov was designated a Corporate Secretary upon the resignation of Ian Livesey.

_______________________________

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on September 30, 2004.

Revenue

The Company had revenue from charterhire and other sources amounting to $8,127,173 for the quarter and $23,904,609 for the nine month period ended September 30, 2004 ($7,911,048 for the quarter and $28,109,416 for the nine month period ended September 30, 2003). The reduction on the 9 months amount is due to the sale of four vessels on July 15, 2004.

In the first nine months of 2004, the Company's on-hire performance of the vessels on time charter was 99.2% on a potential 3,014 days (for the first nine months of 2003, it was 93.63% on a potential of 3,003 days). The increase in the on-hire performance is due to the fact that one ship underwent dry-docking during the first nine months of 2004 as opposed to eight ships in the same period of 2003. The on-hire performance of the vessels on bareboat charter in 2003 was 100%.

Costs and Expenses

Commission on charterhire was $186,890 for the quarter and $574,020 for the nine months ended September 30, 2004. It was $210,544 for the quarter and $728,064 for the nine months ended September 30, 2003.

Vessel operating expenses plus amortisation of dry-docking costs totalled $4,463,744 for the quarter and $13,426,058 for the nine months ended September 30, 2004. They were $5,259,287 for the quarter and $14,912,543 for the nine months ended September 30, 2003. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs increased from 53.0% in the first nine months of 2003 to 56.2% in the first nine months of 2004. The increase in vessel operating expenses as a percentage of revenues is mainly due to the fact that the four vessels sold on July 15, 2003 were employed on bareboat charter and such sale resulted in a reduction of revenues without a corresponding reduction of operating expenses (see Item 1: Business General). Daily operating expenses per vessel averaged $3,706 in the first nine months of 2004 as compared to $4,257 in the first nine months of 2003. This decrease is due partially to a general tightening of operating expenses and partially to the cancellation of some insurance write-offs in the second quarter of 2004.

Depreciation totalled $1,150,659 in the quarter and $3,527,808 for the first nine months of 2004 ($1,549,717 for the quarter and $6,942,054 for the nine months ended September 30 2003). The reduction is due to the sale of four vessels in July 2003 and to the fact that some vessels were fully depreciated at the end of 2003.

General and administrative expenses amounted to $857,011 for the quarter and $1,924,164 for the nine months ended September 30, 2004. They were $253,775 for the quarter and $925,948 for the nine months ended September 30, 2003. The doubling of general and administrative expenses in the first nine months of 2004 is due to non-recurring expenses incurred in relation with the change of ownership of the Company, the offer for additional equity received by the Company and severance payments. In addition, approximately 35 to 40% of the Company's normal overhead expenses are expressed in euros and the current appreciation of the euro has a negative impact on such expenses.

Other Income and Expenses

Interest expense amounted to $965,152 for the quarter and $2,883,643 for the nine months ended September 30, 2004 ($1,096,591 for the quarter and $3,816,466 for the nine months ended September 30, 2003). The reduction is due to the debt repayments.

Interest income totalled $30,241 for the quarter and $92,286 for the nine months ended September 30, 2004 as compared with $38,065 for the quarter and $76,990 for the nine months ended September 30, 2003.

The Company realised a net loss on repurchases of Notes of $40,121 the quarter and a net profit of $363,119 for the nine months ended September 30, 2004.

Impairment loss

At September 30, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Net Income

The net income was $493,837 for the quarter and $2,024,321 for the nine months ended September 30, 2004, as compared to $1,364,452 for the quarter and $2,348,411 for the nine months ended September 30, 2003.

Market Conditions

In the third quarter of 2004, the market recovery accelerated in the small pressurised LPG segment. Charter rates have increased substantially since December 31, 2003 and the Company is slowly being able to take advantage of such better rates as the existing charters come for renewal. Vessel values of the small LPG ships have also increased a great deal and are currently in excess of book value. Management feels that increased import requirements in the Far East and the lack of new building orders for LPG carriers will help this trend to maintain itself. Management is therefore optimistic that market strength will sustain for the next twelve months. The Company owns six small LPG carriers of the fully pressurised type. In addition, the Company owns a very large LPG carrier, which is fixed on a long-term charter ending in September 2006.

In the third quarter of 2004, the market for containerships remained very strong. The Company is not taking advantage of this market, since its four container vessels are on fixed charters until September 2005 to Maersk Sealand. However, because of the strong market, the new owners of the Tampa did not exercise their option (see Contingencies). Market values of the container vessels have increased a great deal in the past months and management is investigating the possibility to sell and leaseback these vessels.

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

Liquidity and Sources of Capital

Liquidity

The Company had $10,957,780 in Cash and cash equivalents at September 30, 2004 (December 31, 2003 - $16,446,582). Restricted cash amounted to $148,597 (December 31, 2003 - $615,455). In addition, it should be noted that $1,221,815 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2003 - $2,005,913). The ratio of current assets to current liabilities decreased from 1.79 at December 31, 2003 to 0.46 at September 30, 2004, because the 11.25% Notes due 2008 were reclassified from Long Term Debt to Current Liabilities following their call on September 30, 2004. However, the Company had secured the refinancing of such Notes (see Subsequent events).

Operating activities

The Company generated cash flows from operations of $3,620,009 in the nine months ended September 30, 2004 in comparison to $4,054,828 in the nine months ended September 30, 2003. The reduction is due to the sale of four vessels in July 2003, which were employed on a bareboat basis. Since they had no operating expenses, the resulting reduction in cash flow from operations is equal to approximately 90% of the reduction in revenues.

In the first nine months of 2004, the Company dry-docked one vessel, against eight vessels in the same period of 2003. There is no other dry-dock planned in 2004 (in total, the Company dry-docked eight vessels in 2003).

Financing activities

In the first nine months of 2004, the Company repaid net borrowings of $10,046,428. These repayments consisted of: (i) $3,506,428 for normal scheduled repayments, (ii) $6,107,900 for the retirement of $6,540,000 of Notes (see Note 6. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $51,261,243 as of December 31, 2003 to $41,214,815 as of September 30, 2004.

On September 30, 2004 the Company called the $21,100,000 Notes still outstanding. The date fixed for redemption was November 1, 2004 and the redemption price 103.75% in accordance with the terms of the Indenture.

Subsequent events

On October 11, 2004, the Company entered a $45,000,000 long-term debt agreement with Fortis Bank in order to refinance all of its outstanding debt. The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly instalments. The borrowers are the existing vessel-owning subsidiaries (except for the sea river subsidiaries) and have granted ship mortgages over their vessels as security. The Company has issued a guarantee in relation to the facility. The Company used the proceeds of this facility as follows: on October 27, $14,729,815 and $5,385,000 to repay the amounts outstanding respectively under the Fortis/BNP and Scotia loans, on November 1st, $21,891,250 to buyback the outstanding Notes bonds at a premium of 103.75% and the balance for general corporate purposes.

As a result of the prepayment of its debt, the Company recorded a net loss of $1,117,745 in the 4th quarter 2004, corresponding to the 3.75% call premium of the $21.1 million of Notes for $791,250, to the write off of the Notes issuance costs for $188,624 and to the write off of the existing bank debt issuance costs for $137,871.

The refinancing is expected to provide substantial interest expenses savings in the next few years. In 2005, the interest saving will be approximately $1,545,615.

On November 9, 2004, a number of management changes were decided by the Board of Directors of the Company. Graham Pimblett, Vice President Operations, was promoted to the position of Chief Operating Officer and Alex Gorchakov was designated a Corporate Secretary upon the resignation of Ian Livesey.

Contingencies

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. In September 2004, Maersk extended the original charter for twelve months until November 2005 and the new owners did not exercise their option. In the event Maersk does not extend again the charter at its expiry in November 2005, the new owners have the option to give the vessel back on charter to the Company for a period of six months at a charter rate of $17,500 per day. The aggregate amount of the commitment under this agreement is approximately $3,150,000. This amount does not take into consideration any revenues the Company will earn from chartering out the vessel to another party.

Guarantees

The Company's obligations under the Note Indenture are guaranteed on a senior unsecured basis by substantially all of the Company's vessel-owning subsidiaries except for the unrestricted subsidiaries (See Note 6 to the consolidated financial statements).

Off-Balance sheet Arrangements

The Company had no off-balance sheet financial arrangements as of September 30, 2004.

Future cash requirements

Management believes that the net cash provided by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2004, based on current levels of charter rates. The Company does not currently have any significant commitments for capital expenditures.

____________________________

ITEM 3:    Market Risk

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long-term debt as described herein. As of September 30, 2004 the bank debt outstanding $20,114,815 was not hedged by interest rate swaps. However, all of this debt was subsequently repaid on October 27, 2004.

The new $45 million loan facility was partially hedged for two third of its amount. A swap agreement was entered into with Fortis, concurrently with the loan agreement, as a result of which the variable rate, exclusive of margin, has been effectively fixed at 3.075% until October 2007 on 2/3rd of the loan amount. The swap's notional amount and duration follow the scheduled repayments of the underlying loan.

Impact of Currency Fluctuations

The Company's functional currency is the US dollar; however, a significant number of transactions are performed in other currencies.

______________________________

ITEM 4: Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of September 30, 2004, (the "Evaluation Date"). Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 31.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

b)	Exhibit 31.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

c)	Exhibit 32.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

d)	Exhibit 32.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes- Oxley Act of 2003.

e)	Reports on Form 8-K

The Company filed reports on form 8-K on July 23, September 17, October 4 and November 5, 2004.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

MC SHIPPING INC.
Registrant

Date : November 12, 2004	/S/ ANTONY CRAWFORD

Antony Crawford

President
Chief Executive Officer
(Principal Executive Officer)

Date : November 12, 2004	/S/ DOMINIQUE SERGENT

Dominique Sergent

Vice President
Chief Financial Officer and Treasure
(Principal Financial and Accounting Officer)

