Form 10-K/A
period 2003-12-31
MC SHIPPING INC
filed 2005-02-02
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K/A

_____________________________
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2003	1-10231
MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)
_____________________________
LIBERIA	98-0101881
State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
_____________________________
Richmond House, 12 Par-la-ville Road, Hamilton HM CX, Bermuda
(Address of principal executive offices)
_____________________________
441-295-7933
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act :

COMMON STOCK $.01 PAR VALUE	AMERICAN STOCK EXCHANGE
(Title of class)	(Name of exchange on which registered)
_____________________________
Securities registered pursuant to Section 12(g) of the Act : NONE
_____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✓	No

____________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

✓

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing American Stock Exchange price on March 10, 2004 was: $10,989,031.
_____________________________
Excluded from this amount are the shares of Common Stock beneficially owned by Securitas Holding Corporation, Greysea Limited and by each officer and director of the Company in that such companies and persons may be deemed to be affiliates of the Company. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
_____________________________

The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2004 was:

Common Stock, $.01 par value: 8,308,508
________________________

PART I

ITEM 1: BUSINESS - GENERAL

MC Shipping Inc. (the "Company") was incorporated on March 17, 1989, in the Republic of Liberia.

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2003, the Company's fleet included seven liquid petroleum gas ("LPG") carriers, four containerships and two multipurpose seariver vessels. The Company sold four container vessels in July 2003 (please refer to "Significant Events" under Item 7). Each of the Company's vessels is owned by a separate wholly owned subsidiary of the Company.

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

Certain of the information contained in this Form 10-K/A may constitute "forward-looking statements" as that term is defined under United States federal securities laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed elsewhere herein and in the Company's other filings with the SEC.

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

Management exercises direct control over the Company's overall strategic management function. The technical management function is sub-contracted to V.Ships Inc. or its affiliates ("V.Ships"), a Company formerly affiliated with the Company, or to other technical managers. Other managers have been engaged to handle the Company's two multipurpose seariver vessels because of the specialised nature of the trade. Management exercises regular controls over the technical managers of the vessels to ensure that they are properly maintained. Management exercises direct control of the commercial management function but may, on a case-by-case basis, engage the services of V.Ships or independent brokers in order to obtain employment for the Company's vessels and to manage its relations with its charterers.

The Company, via its wholly owned subsidiaries, enters into management agreements with V.Ships and other technical managers for the technical operation of the Company's fleet. These agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V.Ships and other technical managers for the operation of the Company's vessels and V.Ships and other technical managers are paid a fixed management fee. For the rates of fees to V.Ships, see "COMPENSATION TO AFFILIATES". In addition, if the Company deems it necessary to employ the services of V.Ships and/or other technical managers in the chartering or commercial operation of any of the Company's vessels, V.Ships and/or other technical managers are entitled to a commercial chartering commission determined in the light of current industry practice. For the rates of fees payable to V.Ships, see "COMPENSATION TO AFFILIATES".

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

______________________________

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
______________________________

ITEM 3:    LEGAL PROCEEDINGS

The Company has no material legal proceedings.
______________________________

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None
_________________________

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

As of March 10, 2004, there were 70 record holders of Common Stock.

DIVIDENDS

In March 2002 and 2003, the Company's Board of Directors determined that no dividends would be paid out of the 2001 and 2002 results, respectively. Cash dividends are currently restricted under the Indenture pursuant to which the 11.25% Senior Notes due 2008 (the "Notes") were issued. In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded down to the nearest multiple of 20.

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

__________________________

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

Consolidated Statements of Operations Data
(as restated -see Note 14)
	Years ended December 31

	2003	2002	2001	2000	1999

Charterhire and Other Income	$35,797,522	$41,858,999	$44,823,301	$59,482,840	$54,822,284
Commission on Charterhire	(895,394)	(1,100,422)	(1,223,268)	(1,667,349)	(1,596,864)
Vessel Operating Expenses	(17,875,984)	(19,547,436)	(22,321,851)	(30,879,820)	(28,567,124)
Amortisation of Dry- docking Costs	(1,176,659)	(575,185)	(895,802)	(1,133,126)	(1,247,686)
Depreciation	(8,295,583)	(9,127,713)	(10,761,040)	(16,194,411)	(15,919,206)
General and Administrative Expenses	(1,419,368)	(1,382,587)	(1,652,622)	(1,558,510)	(1,624,465)
Impairment Loss	(2,693,650)	(1,687,370)	(10,712,007)	(17,876,067)	(52,649)
Gains /(Losses) on Disposals of vessels	1,785,253	-	2,084,283	(3,931,641)	-
Operating Income/(loss)	5,226,137	8,438,286	(659,006)	(13,758,084)	5,814,290
Interest Expense	(4,866,062)	(6,418,537)	(7,953,745)	(12,483,936)	(12,190,452)
Interest Income	110,603	127,559	373,589	664,718	971,098
Equity in (Loss) from Associated Companies	-	-	(296,378)	(90,314)	(101,585)
Loss on termination of leases	-	-	-	-	(508,442)
Gains on debt extinguishment	2,620,477	94,598	11,388,757	-	6,079,702
Net Income / (Loss)	$3,091,155	$2,241,906	$2,853,217	$(25,667,616)	$64,611
Basic and diluted Per Share Amounts:
Net Income/(Loss)	$0.37	$0.27	$0.35	$(3.15)	$0.01
Cash Dividends Declared and Paid	$-	$-	$-	$-	$-

Consolidated Balance Sheet Data

	December 31

	2003	2002	2001	2000	1999
Current Assets	$19,727,175	$18,787,275	$18,122,265	$21,918,730	$22,704,119
Current Liabilities	$11,005,741	$21,379,655	$16,802,533	$23,227,096	$28,889,506
Total Assets	$87,316,016	$112,629,237	$104,828,997	$148,695,530	$191,412,610
Long-term Debt	$47,081,690	$65,461,243	$64,209,859	$104,350,975	$115,738,029
Shareholders' Equity	$29,228,585	$25,788,339	$23,816,605	$21,117,459	$46,785,075

_________________________________________________

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

Revenues and Expenses

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2003, the Company's fleet included seven liquid petroleum gas ("LPG") carriers, four containerships and two multipurpose seariver vessels. Each of the Company's vessels is owned by a separate wholly owned subsidiary of the Company.

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

In 2003, the vessels on time charter experienced off-hire time for the following reasons: (i) 0.72% of the total available days were lost due to technical reasons ("operating off-hire"); (ii) 3.61% of the total available days were lost due to dry-docking and planned repair time; and (iii) 0.54% of the total available days represented time spent in positioning for subsequent employment.

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

In January 2004, the Company received appraisals for its fleet from leading independent shipbrokers. The appraised value of the Company's fleet was approximately $61.8 million. This indicated that the aggregate market value of the vessels was approximately equal to the carrying values. The aggregate market value of the container carriers were approximately $10.6 million above their carrying values while the aggregate market value of the gas carriers were $11 million below their carrying values.

The Company's estimates of undiscounted cash flows indicated at that time that such carrying values were expected to be recovered. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows (see Critical Accounting Policies and Estimates). Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write-downs in asset values are necessary.

Other Income and Expenses

Interest expense amounted to $4,866,062 for the year ended December 31, 2003 as compared to $6,418,537 in 2002, and represented 13.6% of revenue as compared with 15.3% in 2002. The decrease in interest expense resulted from a reduction in interest expense on the Notes due to the repurchases and to lower interest rates in 2003 on the Company's existing credit facility with Fortis Bank and Banque Nationale de Paris "BNP".

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

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company's business during the year ended December 31, 2003.

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

In 2002, the vessels on time charter experienced off-hire time for the following reasons: (i) 1.11% of the total available days were lost due to technical reasons ("operating off-hire"); (ii) 0.43% of the total available days were lost due to dry-docking and planned repair time; (iii) 0.19% of the total available days were lost waiting for employment; and (iv) 0.67% of the total available days represented time spent in positioning for subsequent employment.

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

Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any permanent impairment in asset values occurs, and whether any write-downs in asset values are necessary (see Critical Accounting Policies and Estimates).

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

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level. pursuant to paragraph 10 of SFAS 144.

To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel. At year end, market values are estimated to be equal to the average of the appraisals provided by two leading independent shipbrokers. At quarter end, the market values are assessed by the President on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels.

Whenever a vessel book value is below its market value, the Company performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the vessel in order to determine if the book value of such vessel is recoverable.

The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of the vessel exceeds the carrying value involve a considerable degree of judgement on the part of management. ). Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. The most significant assumptions are:

-	The time of final disposal corresponds to the estimated useful life of the vessel: 25 years for a container vessel or 30 years for a gas vessel. These assumptions are identical to the ones used for depreciation purposes.
-	The estimated value at time of disposal is the estimated scrapping price, calculated as lightweight of the vessel in tons times a certain price per ton, conservatively estimated by management relative to market price.
-	The projected increase in costs and in revenues is equal to the current inflation rate.
-	The charter rates are estimated by the President on the basis of past historical rates and modulated by his assessment of current economic and industry trends. They are subjective as they correspond to the company's best estimate of an average long term rate.
-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks, using current prices and
-	Days on hire are estimated at level consistent with the Company's on-hire statistics (see Revenue - Results of Operations - Management Discussion and Analysis Section).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value.

LIQUIDITY AND SOURCES OF CAPITAL

Liquidity

The Company had $16,446,582 in cash available at December 31, 2003 as compared to $14,061,451 at December 31, 2002. In addition, at December 31, 2003, deposits totalling $615,455 (December 31, 2002 - $2,001,759) were pledged to guarantee the Company's performance under various loan agreements. It should be noted that $2,005,913 was deposited in vessel operating accounts which are directly operated by the vessel technical managers ($3,617,858 in 2002).

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

The Company's long-term bank debt is secured by certain of its vessels. The bond indenture and the loan agreements contain various business and financial covenants. The Company has complied with all applicable debt covenants, or received the appropriate waivers from the lenders, for all periods presented. (see Note 6 to the consolidated financial statements).

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

17

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

In 2001, the Company had entered into an interest rate swap agreement, which is used to hedge the Company's interest rate exposure associated with a long-term loan (see Note 6 - Long-Term Debt). As of December 31, 2003, the swap agreement had a notional amount of $7,404,375, a fair market value of $286,894 in favour of the Bank and an interest rate of 4.595%. It will expire in September 2006.

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

Impact of currency fluctuations

The Company's functional currency is the US dollar; however, a number of trade transactions related to normal vessel operations are performed in other currencies. Trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates and therefore recorded at fair value. The Company does not hold any other assets or liabilities denominated in foreign currencies.
 _______________________________

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules for MC Shipping Inc. and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.
______________________________

19

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

MC Shipping Inc. and subsidiaries

We have audited the consolidated balance sheets of MC Shipping Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (as restated), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MC Shipping Inc. and its subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations (as restated) and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As more fully described in Note 14 to the financial statements, the Company restated its 2003, 2002 and 2001 financial statements.

ERNST & YOUNG
Chartered Accountants

Nicosia, Cyprus
March 19, 2004
Except for Note 14, as to which date is January 4, 2005

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	DECEMBER 31	DECEMBER 31
	2003	2002
CURRENT ASSETS

Cash and cash equivalents	$16,446,582	$14,061,451
Restricted cash	615,455	2,001,759
Hire receivables	13,111	8,560
Recoverable from insurers	807,530	946,447
Inventories	582,388	506,401
Receivables from affiliates	76,094	80,518
Prepaid expenses and other current assets	1,186,015	1,182,139
TOTAL CURRENT ASSETS	19,727,175	18,787,275

VESSELS, AT COST	109,303,246	134,303,246
Less - Accumulated depreciation	(47,114,005)	(43,098,414)
	62,189,241	91,204,832
FURNITURE & EQUIPMENT, AT COST	24,304	33,955
Less - Accumulated depreciation	(21,737)	(25,492)
	2,567	8,463

OTHER ASSETS
Dry-docking costs (net of accumulated amortisation of $2,006,533 in 2003 and $1,180,678 in 2002)	4,894,163	1,638,711
Debt issuance cost (net of accumulated amortisation of $1,472,654 in 2003 and $1,446,026 in 2002)	502,870	989,956

TOTAL ASSETS	$87,316,016	$112,629,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	DECEMBER 31	DECEMBER 31
	2003	2002

CURRENT LIABILITIES
Accounts payable	$612,759	$650,174
Hire received in advance	584,843	629,645
Accrued expenses	4,435,166	5,455,907
Accrued interest	1,193,420	1,675,313
Current portion of long term debt	4,179,553	12,968,616
TOTAL CURRENT LIABILITIES	11,005,741	21,379,655

LONG TERM DEBT
11.25% Senior Notes due 2008	27,640,000	34,640,000
Secured loans	19,441,690	30,821,243
TOTAL LONG TERM DEBT	47,081,690	65,461,243

TOTAL LIABILITIES	58,087,431	86,840,898

SHAREHOLDERS' EQUITY
Common stock, $.01 par value
20,000,000 shares authorised in 2003 and 2002,
8,530,238 shares issued and outstanding in 2003 (8,481,624 in 2002)	85,302	84,816
Additional paid-in capital	52,135,576	52,165,202
Less: Treasury stock, at cost
(221,730 sh ares at December 31, 2003 and 241,466 at December 31, 2002)	(891,806)	(971,185)
Accumulated deficit	(21,905,096)	(24,996,251)
Accumulated comprehensive income	(195,391)	(494,243)
TOTAL SHAREHOLDERS' EQUITY	29,228,585	25,788,339

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,316,016	$112,629,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(as restated - see Note 14)
FOR THE YEARS ENDED DECEMBER 31

	2003	2002	2001

CHARTERHIRE AND OTHER INCOME	$35,797,522	$41,858,999	$44,823,301
COSTS AND EXPENSES
Commission on charterhire	(895,394)	(1,100,422)	(1,223,268)
Vessel operating expenses	(17,875,984)	(19,547,436)	(22,321,851)
Amortisation of dry-docking costs	(1,176,659)	(575,185)	(895,802)
Depreciation	(8,295,583)	(9,127,713)	(10,761,040)
General and administrative expenses	(1,419,368)	(1,382,587)	(1,652,622)
Provision for impairment losses on vessels	(2,693,650)	(1,687,370)	(10,712,007)
GAINS ON DISPOSAL OF VESSELS	1,785,253	-	2,084,283
OPERATING INCOME / (LOSS)	5,226,137	8,438,286	(659,006)
OTHER INCOME/(EXPENSES)
Interest expense	(4,866,062)	(6,418,537)	(7,953,745)
Interest income	110,603	127,559	373,589
Equity in losses from associated companies	-	-	(296,378)

Gains on repurchases of notes	2,620,477	94,598	11,388,757
NET INCOME	$3,091,155	$2,241,906	$2,853,217
BASIC AND DILUTED PER SHARE AMOUNTS:
Net Income	$0.37	$0.27	$0.35
Basic weighted average number of shares outstanding	8,256,463	8,228,868	8,180,134
Diluted weighted average number of shares outstanding	8,401,432	8,392,016	8,266,848

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	No. of SharesIssued	Common Stock par Value	Treasury Stock At cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity

December 31, 2000	8,481,624	$84,816	$(1,303,925)	$52,427,942	$(30,091,374)	-	$21,117,459
Components of Comprehensive Income:
Net Income					2,853,217		2,853,217
Other comprehensive income:
Foreign currency Translation adjustment						(10,298)	(10,298)
Unrealised losses on cash flow hedges						(193,773)	(193,773)
Total Comprehensive Income					2,853,217	( (204,071)	2,649,146
Transfer of Treasury Stock to Directors as remuneration for past services			245,043	(195,043)			50,000
December 31, 2001	8,481,624	$84,816	$(1,058,882)	$52,232,899	$(27,238,157)	$(204,071)	$23,816,605
Components of Comprehensive Income:
Net Income					2,241,906		2,241,906
Other comprehensive income:
Foreign currency Translation adjustment						26,222	26,222
Unrealised losses on cash flow hedges						(316,394)	(316,394)
Total Comprehensive Income					2,241,906	( (290,172)	1,951,734
Transfer of Treasury Stock to Directors as remuneration for past services			87,697	(67,697)			20,000
December 31, 2002	8,481,624	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$(494,243)	$25,788,339
Components of Comprehensive Income:
Net Income					3,091,155		3,091,155
Other comprehensive income:
Foreign currency Translation adjustment						75,579	75,579
Unrealised gains on cash flow hedges						223,273	223,273
Total Comprehensive Income					3,091,155	298,852	3,390,007
Transfer of Treasury Stock to Directors as remuneration for past services			79,379	(59,379)			20,000
Issuance of stock related to compensation plans	48,614	486		29,753			30,239
December 31, 2003	8,530,238	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$(195,391)	$29,228,585

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(as restated - see Note 14)

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

Time and bareboat charter revenue is recognised on an accrual basis and is recorded over the term of the charter as service is provided. Voyage charter revenue and related expenses are accounted for on the percentage of completion method gross of voyage expenses.   Hire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year. Other income represents approximately 1% of total revenues and consist of demurrage, pooling of income or lumpsum expenses. Such income is recognized as received.

Hire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year. Other income represents approximately 1% of total revenues and consist of demurrage, pooling of income or lumpsum expenses. Such income is recognized as received.

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

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets", the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating the carrying values of long-lived assets, management reviews valuations performed by leading independent shipbrokers and compares these to the vessels' carrying values. An impairment loss for an asset held for use is recognized, when the estimate of undiscounted cash flows, excluding interest charges, expected to be generated by the use of the asset is less than its carrying amount. Measurement of the impairment loss is based on the fair value of the asset (see Note 4).

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different types of charter.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. In 2001, 2002 and 2003, amounts of $1,542,371, $5,925 and $96,473 respectively, representing portions of the debt issuance costs incurred in 1998 in connection with the Company's issuance of Notes, were written off, following the Company's repurchase and retirement of Notes having a face value of $33,840,000, $180,000 and $7,000,000 respectively. These were recorded as a reduction of gains on debt extinguishment. An amount of $156,952, representing the unamortized balance of the debt issuance costs incurred in 2002 in connection with the Nedship loan, was written off in 2003, following the sale of the vessels. This was recorded as a reduction of the gain on the disposal. Normal amortisation expense, included in Interest Expense, amounted to $233,660 in 2003, $287,161 in 2002 and $197,912 in 2001.

INTEREST RATE SWAPS: SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" requires the Company to recognise its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

	Year ended	Year ended	Year ended
	December 31	December 31	December 31
	2003	2002	2001

Net income, as reported	$3,091,155	$2,241,906	$2,853,217

Add: Stock-based employee compensation expense included in reported net income	-	-	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(10,157)	(27,474)	(60,242)

Proforma net income	3,080,998	2,214,432	2,792,975

Earnings per share:
Basic - as reported	$0.37	$0.27	$0.35
Basic - pro forma	0.37	0.27	0.34

Diluted - as reported	$0.37	0.27	0.35
Diluted - pro forma	0.37	0.27	0.34

GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT: The Company adopted SFAS 145 in 2002 and reclassified the gains recognised on extinguishments of debt as gains from continuing operations rather than extraordinary items.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist primarily of deposits with banks.

RESTRICTED CASH: Deposits totalling $615,455 (December 31, 2002 - $2,001,760) are pledged to guarantee the Company's performance under various loan agreements.

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

Earnings per share	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Numerator:
Net income available for common stockholders	$3,091,155	$2,241,906	$2,853,217

Denominator:
Weighted average number of common shares	8,256,463	8,228,868	8,180,134
Dilutive effect of employee stock options	144,969	163,148	86,714
Diluted average number of common shares	8,401,432	8,392,016	8,266,848

Earnings per common share:
- Basic earnings per share	0.37	0.27	0.35
- Diluted earnings per share	0.37	0.27	0.35

There were no options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for each period presented because their impact was anti-dilutive.

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

RECEIVABLE FROM INSURANCE: Insurance receivables correspond to amounts recoverable under either Hull & Machinery insurance or Loss of Earnings insurance. Hull & Machinery insurance covers repair costs beyond a certain deductible and Loss of Earnings insurance covers the loss in revenues resulting from the immobilization of the vessel beyond a certain number of days. The vessel values covered and the values of the deductibles are negotiated every year with the insurance companies and the premiums are fixed accordingly. The Company's insurance claims are handled by the insurance staff of the Technical Managers' insurance department. The Technical Managers' insurance department liaise on a regular basis with the underwriters prior to and during the submission of a claim. The submission of an insurance claim following the occurrence of an incident or accident is always decided on a case by case basis by the Company's management after discussion with the Technical Managers Insurance Department and/or the Insurance Adjusters. Upon submission of an insurance claim, the Company immediately records the loss corresponding to the deductible in the operating expenses of the vessel. The repair costs incurred by the Company or the insured hire are recorded as receivable from insurers; such amounts are based on discussions between the Company technical managers and the insurance underwriters which indicate that the recovery is probable. Such amounts never include contingent gains as the Insurers repay the costs incurred on the basis of invoices after deduction of a deductible. The Receivable from Insurance are reviewed by management and Technical Managers insurance department and /or insurance adjusters at least on a quarterly basis and adjusted if necessary.

GAINS ON REPURCHASES OF NOTES: Gains on repurchases of Notes are calculated as the face value of the Notes repurchased, minus amount paid for the Notes, minus brokerage commission, if any, minus write off of the corresponding portion of issuance costs (see above - Debt Issuance Costs).

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS: In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i) Special purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

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

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

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

NOTE 4:    LOSS ON IMPAIRMENT OF VALUE OF ASSETS

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level. pursuant to paragraph 10 of SFAS 144.

To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel. At year end, market values are estimated to be equal to the average of the appraisals provided by two leading independent shipbrokers. At quarter end, the market values are assessed by the President on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels.

Whenever a vessel book value is below its market value, the Company performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the vessel in order to determine if the book value of such vessel is recoverable.

The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of the vessel exceeds the carrying value involve a considerable degree of judgment on the part of management. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. The most significant assumptions are:

-	The time of final disposal corresponds to the estimated useful life of the vessel: 25 years for a container vessel or 30 years for a gas vessel. These assumptions are identical to the ones used for depreciation purposes.
-	The estimated value at time of disposal is the estimated scrapping price, calculated as lightweight of the vessel in tons times a certain price per ton, conservatively estimated by management relative to market price.
-	The projected increase in costs and in revenues is equal to the current inflation rate.
-	The charter rates are estimated by the President on the basis of past historical rates and modulated by his assessment of current economic and industry trends. They are subjective as they correspond to the company's best estimate of an average long term rate.
-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks, using current prices and
-	Days on hire are estimated at level consistent with the Company's on-hire statistics (see Revenue - Results of Operations - Management Discussion and Analysis Section).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value.

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

In January 2004, the Company received appraisals for its fleet from leading independent shipbrokers. The appraised value of the Company's fleet was approximately $61.8 million. This indicated that the aggregate market value of the vessels was approximately equal to their carrying values. The aggregate market value of the container carriers was approximately $10.6 million above their carrying values while the aggregate market value of the gas carriers were $11 million below their carrying values.

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

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations
INCOME STATEMENT DATA DECEMBER 31, 2003 (as restated see Note 14)
CHARTER HIRE AND OTHER INCOME	$35,797,522	$-	$22,984,371	$13,406,065	$592,914

PROVISION FOR ESTIMATED IMPAIRMENT	(2,693,650)	-	(2,693,650)	-

GAIN ON DISPOSAL OF VESSELS	1,785,253	-	1,785,253	-

OPERATING INCOME / (LOSS)	5,226,137	(1,378,689)	3,515,002	3,089,824

INTEREST EXPENSE	(4,866,062)	(3,318,152)	(865,524)	(682,386)

GAINS ON DEBT EXTINGUISHMENT	2,620,477	2,620,477	-	-

NET INCOME / (LOSS)	3,091,155	(1,983,876)	2,657,630	2,417,401

BALANCE SHEET DATA DECEMBER 31, 2003

ASSETS
CURRENT ASSETS	19,727,175	14,020,396	3,587,933	2,118,846
VESSELS	62,189,241	-	43,798,356	18,390,885
FURNITURE & EQUIPMENT	2,568	-	-	2,568
INVESTMENT IN SUBSIDIARIES	-	12,925,148	(12,232,961)	(406,030)	(286,158)
OTHER ASSETS:
Dry-docking costs	4,894,163	-	2,190,005	2,704,158
Debt issuance costs	502,870	421,161	-	81,709
TOTAL ASSETS	$87,316,016	$27,366,705	$37,343,333	$22,892,136	(286,158)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	11,005,741	1,580,585	4,707,726	4,717,430
LONG TERM DEBT:
11.25 % Senior Notes due 2008	27,640,000	27,640,000	-	-
Secured Loans	19,441,690	-	14,729,815	4,711,875
SHAREHOLDERS' EQUITY:	29,228,585	(1,853,880)	17,905,792	13,462,831	(286,158)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$87,316,016	$27,366,705	$37,343,333	$22,892,136	(286,158)

CASH FLOW - DECEMBER 31, 2003

CASH PROVIDED FROM OPERATING ACTIVITIES	5,086,297	(4,733,277)	8,139,761	1,679,813
NET CASH PROVIDED FROM INVESTING ACTIVITIES	21,720,261	14,857,152	6,714,731	148,378
NET CASH (USED BY) FINANCING ACTIVITIES	(24,421,427)	(4,252,811)	(15,887,054)	(4,281,562)
NET (DECREASE)/INCREASE IN CASH	2,385,131	5,871,064	(1,032,562)	(2,453,371)
CASH AT BEGINNING OF YEAR	14,061,451	7,352,052	2,861,540	3,847,859
CASH AT YEAR END	16,446,582	13,223,116	1,828,978	1,394,488

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations
INCOME STATEMENT DATA DECEMBER 31, 2002 (as restated see Note 14)
CHARTER HIRE AND OTHER INCOME	41,858,999	-	27,310,177	15,154,759	605,937

PROVISION FOR ESTIMATED IMPAIRMENT	(1,687,370)	-	(37,370)	(1,650,000)	-

OPERATING INCOME / (LOSS)	8,438,286	(1,254,909)	5,542,749	4,150,446	-

INTEREST EXPENSE	(6,418,537)	(4,050,218)	(1,368,256)	(1,000,063)	-

GAINS ON DEBT EXTINGUISHMENT	94,598	94,598	-	-	-

NET INCOME / (LOSS)	2,241,906	(5,106,201)	4,179,367	3,168,740	-

BALANCE SHEET DATA DECEMBER 31, 2002

ASSETS
CURRENT ASSETS	18,787,275	7,403,767	7,632,821	3,750,687	-
VESSELS	91,204,832	-	69,733,258	21,471,574	-
FURNITURE & EQUIPMENT	8,463	-	-	8,463	-
INVESTMENT IN SUBSIDIARIES	-	33,031,531	(32,775,563)	(255,968)	(296,158)
OTHER ASSETS:
Dry-docking costs	1,638,711	-	1,628,947	9,764	-
Debt issuance costs	989,956	638,161	222,736	129,059	-
TOTAL ASSETS	12,629,237	41,073,459	46,442,199	25,113,579	(296,158)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	21,379,655	1,941,601	12,753,348	6,684,706	-
LONG TERM DEBT:
11.25 % Senior Notes due 2008	34,640,000	34,640,000	-	-	-
Secured Loans	30,821,243		23,416,868	7,404,375	-
SHAREHOLDERS' EQUITY:	25,788,339	4,491,858	10,271,983	11,024,498	(296,158)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	112,629,237	41,073,459	46,442,199	25,113,579	(296,158)

CASH FLOW - DECEMBER 31, 2002

CASH PROVIDED FROM OPERATING ACTIVITIES	11,675,653	(4,912,104)	11,376,738	4,914,861	296,158
NET CASH PROVIDED FROM INVESTING ACTIVITIES	(19,572,688)	2,472,038	(22,790,250)	1,041,682	(296,158)
NET CASH (USED BY)/ PROVIDED FROM FINANCING ACTIVITIES	7,705,754	(82,800)	12,599,804	(4,811,250)	-
NET (DECREASE)/INCREASE IN CASH	(191,281)	(2,522,866)	1,186,292	1,145,293	-
CASH AT BEGINNING OF YEAR	14,252,732	9,874,918	1,675,248	2,702,566	-
CASH AT YEAR END	14,061,451	7,352,052	2,861,540	3,847,859	-

	MC SHIPPING Consolidated	Parent Company	Guarantors	Non Guarantors	Eliminations
INCOME STATEMENT DATA DECEMBER 31, 2001 (as restated see Note 14)
CHARTER HIRE AND OTHER INCOME	$44,823,301	159,760	32,320,240	$12,343,301

PROVISION FOR ESTIMATED IMPAIRMENT	(10,712,007)	-	(10,045,851)	(666,156)

GAIN ON DISPOSAL OF VESSEL	2,084,283	-	2,084,283	-

OPERATING INCOME / (LOSS)	(659,006)	(957,761)	(2,144,784)	2,443,539

INTEREST EXPENSE	(7,953,745)	(5,552,312)	(1,939,569)	(461,863)

GAINS ON DEBT EXTINGUISHMENT	11,388,757	11,388,757	-	-

NET INCOME / (LOSS)	2,853,217	4,928,093	(4,062,772)	1,987,896

BALANCE SHEET DATA DECEMBER 31, 2001

ASSETS
CURRENT ASSETS	18,122,265	9,938,928	6,139,635	2,043,702
VESSELS	83,475,447	-	57,935,601	25,539,846
FURNITURE & EQUIPMENT	12,220	-	-	12,220
INVESTMENT IN SUBSIDIARIES	-	37,519,650	(35,870,064)	(1,302,639)	(346,947)
OTHER ASSETS:
Dry-docking costs	2,252,489	-	2,252,489	-
Debt issuance costs	966,577	780,312	-	186,265
TOTAL ASSETS	$104,828,997	48,243,890	30,457,661	26,479,393	(346,947)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES	16,802,533	1,926,228	7,943,982	6,932,323	-
LONG TERM DEBT:
11.25 % Senior Notes due 2008	34,820,000	34,820,000	-	-	-
Secured Loans	29,389,859	-	17,703,922	11,685,938	-
SHAREHOLDERS' EQUITY:	23,816,605	11,492,662	4,809,757	7,861,133	(346,947)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$104,828,997	48,238,890	30,457,661	26,479,393	(346,947)

CASH FLOW - DECEMBER 31, 2001

CASH PROVIDED FROM OPERATING ACTIVITIES	11,869,127	(14,615,052)	18,111,987	8,372,192	-
NET CASH PROVIDED FROM INVESTING ACTIVITIES	19,538,975	32,832,658	6,392,986	(19,686,669)	-
NET CASH (USED BY)/ PROVIDED FROM FINANCING ACTIVITIES	(32,501,054)	(20,908,872)	(24,387,053)	12,794,871	-
NET (DECREASE)/INCREASE IN CASH	(1,092,952)	(2,691,266)	117,920	1,480,394	-
RESTRICTED AND UNRESTRICTED CASH AT BEGINNING OF YEAR	16,114,095	12,566,184	2,584,646	963,265	-
RESTRICTED AND UNRESTRICTED CASH AT YEAR END	$15,021,143	9,874,918	2,702,566	2,443,659	-

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

The Company had a long-term debt agreement with BNP obtained in November 1999 to finance the acquisition of a second-hand containership. The loan was repayable over five years in quarterly instalments and bore interest at LIBOR plus 1.5%. A swap agreement was entered into with BNP in March 2001, as a result of which the variable rate on the loan, exclusive of margin, had been effectively fixed at 4.985%. The loan was fully prepaid in June 2001 when the vessel was sold. The swap was subsequently terminated in 2001 at a cost of $417,000, which has been recorded as interest expense

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank"). The facility consisted of two advances, bears interest at LIBOR plus 2% and is non-recourse to the Company. The first advance of $13,462,500 was drawn by one of the Company's wholly owned subsidiaries in order to finance the acquisition of a second-hand LPG vessel. This first advance is repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap's notional amount and duration follow the scheduled repayments of the underlying loan. At December 31, 2003, the total amount outstanding under the first advance was $7,404,375. The second advance of $4,237,500 was drawn by two of the Company's wholly owned subsidiaries, each of which had acquired a second-hand containership in 1998 to refinance their vessels. The outstanding amount of this second advance $1,059,375 was prepaid on March 24, 2003 and the corresponding swap cancelled. The second advance is fully repaid.

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

The Company has complied with all applicable debt covenants, or received the appropriate waivers from the lenders, for all periods presented.

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

NOTE 7:    FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2003 and 2002, financial instruments had the following values:
		2003		2002
		Fair Value	Book Value	Fair Value	Book Value
Cash & Cash Equivalents	(a)	$16,446,582	$16,446,582	$14,061,451	$14,061,451
Restricted Cash	(a)	615,455	615,455	2,001,759	2,001,759
Long-term debt:
Current portion	(b)	4,179,553	4,179,553	12,968,616	12,968,616
Non-current portion:
- Variable rate	(b)	14,729,815	14,729,815	16,216,868	16,216,868
- Fixed rate	(c)	30,898,375	35,044,375	35,388,375	49,244,375
Interest rate swaps	(d)	(286,894)	(286,894)	(510,167)	(510,167)

a)	Carrying value approximates market value due to short-term maturities.
b)	Carrying value approximates market value as variable interest rates approximate market rates.
c)	Since there is no active market for the Notes, the market value of the Notes at the balance sheet date is assumed to be equal to the price paid in early 2004.
d)	Fair value estimated as the amount the Company would have had to pay, had the interest rate swaps been terminated on the balance sheet date.

NOTE 8:    CHANGES IN SHAREHOLDERS' EQUITY

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated Company, each receive $5,000 out of their total annual compensation of $25,000 by the allotment of shares of the Company's common stock of equivalent value. Pursuant to this arrangement, 35,605, 21,804 and 19,736 shares of Treasury Stock were transferred to the non-executive directors in respect of the twelve month periods ended March 31, 2001, 2002 and 2003, respectively. The total amount of compensation expense recognized in connection with the issuance of shares to directors amounted to $25,000 for the twelve month period ended March 31, 2001 and $20,000 for each of the twelve month periods ended March 31, 2002 and 2003. Further shares will be similarly transferred in future years.

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

NOTE 11:    2003 AND 2002 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2003
	Quarter ended
	March 31	June 30	September 30	December 31
Charterhire and Other Revenue	$10,315,937	$9,882,431	$7,911,048	$7,688,106
Impairment loss	(2,951,515)	32,865	-	225,000
Gain on sale of vessels	-	-	1,785,253	-
Gain on debt extinguishment	2,620,477	-	-	-
Net Income	468,728	515,231	1,364,452	742,744

Basic and diluted per share amounts
Net Income	$0.06	$0.06	$0.17	$0.09

2002
	Quarter ended
	March 31	June 30	September 30	December 31
Charterhire and Other Revenue	$9,286,211	$11,028,018	$11,036,997	$10,507,773
Impairment loss	(309,500)	(561,974)	(815,896)	-
Gain on debt extinguishment	-	-	94,598	-
Net Income	517,204	550,165	573,916	600,621

Basic and diluted per share amounts
Net Income	$0.06	$0.07	$0.07	$0.07

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

40

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

NOTE 14:    RESTATEMENT

The Company had, in the past, classified the impairment loss and the gains and losses on disposal of vessels as non-operating income in the consolidated statement of income. This presentation had been adopted by the Company to reflect the sub-totals used by Management on an internal basis to manage the Company. Because such amounts were clearly disclosed on the face of the income statement, management believed it did not have an impact on the overall fairness of the presentation of the financial statements. In a comment letter dated November 30, 2004, the SEC requested the Company to reclassify such amounts in Operating Income pursuant to paragraphs 25 and 45 respectively of SFAS 144.

The Consolidated Statements of Income were therefore restated to include the impairment loss and the gains and losses on disposal of vessels in Operating Income. The restatement had no impact on Net Income or Earnings per share.

As a result, Operating Income was modified as follows:

	2003	2002	2001
Before the restatement	$6,134,534	$10,125,656	$7,968,718
After the restatement	$5,226,137	$8,438,286	$(659,006)

______________________________

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF MC SHIPPING INC
(PARENT COMPANY)

CONDENSED BALANCE SHEET - DECEMBER 31

	2003	2002
Cash and equivalents	$13,223,116	$7,352,052
Other current assets	797,280	51,715
Total current assets	14,020,396	7,403,767
Investment in subsidiaries	12,638,990	33,031,531
Debt issuance costs	421,161	638,161
Total assets	$27,080,547	$41,073,459

Total current liabilities	$1,580,585	$1,941,601
Long term debt	27,640,000	34,640,000
Shareholders' equity	(2,140,038)	4,491,858
Total liabilities	$27,080,547	$41,073,459

CONDENSED STATEMENTS OF INCOME

	2003	2002	2001
Revenues	-	-	159,760
Operating Loss	(1,378,689)	(1,254,909)	(957,761)
Interest Expense	(3,318,152)	(4,050,218)	(5,552,312)
Interest Income	92,488	104,328	345,788
Equity in losses from associated Company	-	-	(296,379)
Gains on debt extinguishment	2,620,477	94,598	11,388,757
Net (Loss)/ Income	$(1,983,876)	$(5,106,201)	$4,928,093

CONDENSED STATEMENTS OF CASH FLOW

	2003	2002	2001
Cash used by operating activities	(4,733,277)	(4,912,104)	(14,615,052)
Net cash provided from investing activities	14,857,152	2,472,038	32,832,658
Net cash used by financing activities	(4,252,811)	(82,800)	(20,908,872)
Net (decrease)/increase in cash	5,871,064	(2,522,866)	(2,691,266)
Cash at beginning of year	7,352,052	9,874,918	12,566,184
Cash at year end	13,223,116	7,352,052	9,874,918

Notes to Condensed Financial Statements

1.	Basis of presentation:
In the parent-Company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of the vessel's acquisition. Parent-Company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2.	Long term debt:
Long term debt consists of the Notes (see Note 6 to the consolidated financial statements - Long term debt).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year ended	Balance at Beginning Of Period	Charged to Costs And Expenses	Credited toCosts And Expenses	Balance at End of Period

DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for hire receivables and receivables from affiliates	$ 210,000		$ (210,000)	-
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2002	-			-
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2003
Allowance for insurance receivables	$110,000			$110,000

______________________________

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None
______________________________

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003 (the "Evaluation Date"). These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and to the Chief Financial Officer. Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

With effect from April 1, 1998, directors who are not officers of the Company receive compensation of $25,000 per year, with the exception of Mr. Bonaventura who receives no compensation from the Company. The compensation is payable as to $20,000 in cash and as to $5,000 by the allotment of shares of the Company's Common Stock of equivalent value. Each qualifying Director was allotted 7,121, 5,451 and 4,934 shares for the years ended March 31, 2001, 2002 and 2003, respectively. The total amount of compensation expense recognized in connection with the issuance of shares to directors amounted to $25,000 for the twelve month period ended March 31, 2001 and $20,000 for each of the twelve month periods ended March 31, 2002 and 2003 (see Note 8 to the consolidated financial statements). Mr. Shaerf additionally receives compensation of $30,000 per year for acting as the Company's representative in New York where he handles the Company's investor and public relations activities.

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

Name	Amount of Beneficial	Percent
	Ownership	par class

Securitas Holding Corporation (1)	3,969,524	47.78
P.0. Box N-529
Nassau
Bahamas

Guy Morel	53,980	*
Dominique Sergent	17,400	*
Charles B. Longbottom	31,200	*
John H. Blankley	27,200	*
Horst Schomburg	27,200	*
Peter S. Shaerf	27,200	*
Ettore Bonaventura	8,000	*
All officers and directors
as a Group (7 persons)	192,180	2.31
_____________________________________________________________________________________
* Less than 1%

(1)	Vlasov Investment Corporation ("VIC"), a wholly-owned subsidiary of Securitas, is the record owner of 3,969,524 shares.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Vlasov Group is the main shareholder of the Company. The Vlasov Group is owned by a trust, the sole trustee of which is Securitas Holding Corporation ("Securitas"). As of March 10, 2004, Vlasov Investment Corporation ("VIC"), a wholly owned subsidiary of Securitas, owned 3,969,524 shares of Common Stock of the Company (approximately 47.78%). The Vlasov Group was, directly or indirectly, a 48.17% shareholder of the Company in 2002 and a 48.3% shareholder in 2001.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees amounted to C£ 30,500 plus expenses in 2003 and C£ 28,000 plus expenses in 2002. Our auditors do not provide non-audit services.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following consolidated statements of MC Shipping Inc. and subsidiaries are included in ITEM 8:

(i)	Report of Independent Auditors;

(ii)	Consolidated Balance Sheets at December 31, 2003 and 2002;

(iii)	Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001 (as restated - see Note 14);

(iv)	Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001;

(v)	Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2003, 2002 and 2001; and

(vi)	Notes to Consolidated Financial Statements (as restated - see Note 14).

(a)(2)	Financial Statement Schedules

(i)	Schedule I - Condensed Financial Information of MC Shipping Inc (Parent Company)

(ii)	Schedule II - Valuation and Qualifying Accounts

(a)(3)	Exhibits

3.1	-	Articles of Incorporation, as amended, of the Company (incorporated by reference to the Company's Form 8-K filed on January 7, 2003).
3.2	-	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Company's Registration Statement on Form S-1 (33-27847)).
4.1	-	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (33-27847)).
4.2	-
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
First Supplemental Indenture, dated as of May 4, 1998 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4, filed May 8, 1998 (Registration N° 333-8730))(the "1998 Form S-4").

50

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
Fourth Supplemental Indenture, dated as of December 1, 1999 among the Company, the Guarantors named therein, the Additional Guarantors named therein and Bankers Trust Company (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K")).

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

10.4	-	Agreement dated July 16, 2003 for the sale of LPG carrier Snowdon (incorporated by reference to Exhibit (i) to the Company's Form 10-Q for the quarter September 30, 2003).
10.5	-	Agreement dated July 16, 2003 for the sale of LPG carrier Cotswold (incorporated by reference to Exhibit (ii) to the Company's Form 10-Q for the quarter September 30, 2003).
10.6	-
Agreements dated June 17, 2003 for the sale of containerships Maersk Constantia, SV Sederberg, SV Heldenberg, SV Winterberg (incorporated by reference to Exhibits (a,b,c,d) to the Company's Form 10-Q for the quarter September 30, 2003).

21	-	List of Subsidiaries.
31	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

The Company will furnish to its shareholders copies of any exhibits to this Form 10-K/A upon request to the Secretary of the Company for a fee limited to the duplicating and postage costs associated with any such mailing.

(b)	Reports on Form 8-K filed after December 31, 2003:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorised.

MC SHIPPING INC.
(Registrant)

Date: January 31, 2005	/S/ ANTONY CRAWFORD
Antony Crawford
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ CHARLES B. LONGBOTTOM	Chairman of the Board	January 31, 2005
Charles B. Longbottom

/S/ DOMINIQUE SERGENT	Vice President, Chief Financial	January 31, 2005
Dominique Sergent	Officer and Treasurer
(Principal Accounting Officer)

/S/ ENRICO BOGGAZZI	Director	January 31, 2005
Enrico Boggazzi

/S/ JOHN H. BLANKLEY	Director	January 31, 2005
John H. Blankley

/S/ HORST SCHOMBURG	Director	January 31, 2005
Horst Schomburg

/S/ ANTON PARDINI	Director	January 31, 2005
Anton Pardini

/S/ TULLIO BIGGI	Director	January 31, 2005
Tullio Biggi

