Form 10-Q/A
period 2004-03-31
MC SHIPPING INC
filed 2005-02-02
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________

FORM 10-Q/A

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

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

Page
PART 1: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2004 and
December 31, 2003.	3

Consolidated Statements of Operations for the
quarters ended March 31, 2004 and March 31, 2003 (as restated see Note 9)	5

Consolidated Statements of Cash Flows for the
quarters ended March 31, 2004 and March 31, 2003.	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Finacial Condition and Results of Operations	14

Item 3. Market Risk	17

Item 4. Controls and procedures	18

PART II: OTHER INFORMATION	19

Signatures	20

Certifications provided by the chief executive officer
and the chief financial officer of the company pursuant
to section 302 of the Sarbanes-Oxley Act of 2003	21

Exhibits	23

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(as restated see Note 9)
For the Quarters ended March 31, 2004 and March 31, 2003
(UNAUDITED)

	MARCH 31	MARCH 31
	2004	2003

CHARTERHIRE AND OTHER INCOME	$7,895,776	$10,315,937

COSTS AND EXPENSES
Commission on Charterhire	(190,374)	(260,199)
Vessel Operating Expenses	(4,385,901)	(4,450,234)
Amortisation of Dry-docking Costs	(355,160)	(207,886)
Depreciation	(1,226,301)	(2,738,195)
General and Administrative Expenses	(332,228)	(431,531)
Provision for impairment Loss on vessels	-	(2,951,515)

OPERATING INCOME	1,405,812	(723,623)

OTHER INCOME/(EXPENSES)
Interest Expense	(1,005,221)	(1,451,097)
Interest Income	35,498	22,971
Gains on Repurchases of Notes	423,595	2,620,477

NET INCOME	$859,684	$468,728

EARNINGS PER SHARE
Basic and diluted earnings per share	$0.10	$0.06

Weighted average number of
shares outstanding	8,308,508	8,240,158
Diluted weighted average number of
shares outstanding	8,409,500	8,398,642

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They have not been reviewed by the Company’s independent auditors in reliance with the exemption for foreign private issuers contained in part IV of SEC Release N°34-42266. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

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

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different type of charter.

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

	3 months Ended March 31, 2004	3 months Ended March 31, 2003

Numerator:
Net income available for common stockholders	$859,684	$468,728

Denominator:
Weighted average number of common shares	8,308,508	8,240,158
Dilutive effect of employee stock options	100,992	158,484
Diluted average number of common shares	8,409,500	8,398,642

Earnings per common share:
- Basic earnings per share	0.10	0.06
- Diluted earnings per share	0.10	0.06

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

NOTE 4. PROVISION FOR IMPAIRMENT LOSS

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company’s vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144.

To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market value is assessed by the President on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels.

Whenever a vessel market value is above its book value, the Company considers there is no indication of impairment. Whenever a vessel market value is below its book value, the Company considers there is a potential impairment and performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the vessel in order to determine if the book value of such vessel is recoverable. The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of the vessel exceeds the carrying value involve a considerable degree of judgment on the part of management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the vessels.

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

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

NOTE 9:    RESTATEMENT

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

As a result, Operating Income was modified as follows:

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2004
Before the restatement	$1,405,812	$2,227,892
After the restatement	$1,405,812	$(723,623)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain of the information contained in this Form 10-Q/A may constitute “forward-looking statements” as that term is defined under United States federal securities laws. “Forward-looking statements” are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed in the Company’s filings with the SEC.

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

MC SHIPPING INC.
Registrant

Date : January 31,2005	/S/ ANTONY CRAWFORD
Antony Crawford Chief Executive Officer (Principal Executive Officer)

Date : January 31,2005	/S/ DOMINIQUE SERGENT
Dominique Sergent Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)