Form 10-Q/A
period 2004-06-30
MC SHIPPING INC
filed 2005-02-02
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________

FORM 10-Q/A

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

YES	✓	NO

______________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
June 30, 2004
Common stock,
par value $.01	8,724,021

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1:	FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets - June 30, 2004 and December 31, 2003.	3

	Consolidated Statements of Operations for the Quarters ended June 30, 2004 and June 30, 2003 (as restated see Note 9)	5

	Consolidated Statements of Operations for the 6 months ended June 30, 2004 and June 30, 2003 (as restated see Note 9)	6

	Consolidated Statements of Cash Flows for the 6 months ended June 30, 2004 and June 30, 2003.	7

	Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3. Market Risk		18

Item 4. Controls and Procedures		18

PART II:	OTHER INFORMATION	19

	Signatures	20

	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the company pursuant to section 302 of the Sarbanes-Oxley Act of 2004	21

2

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(as restated see Note 9)
For the Quarters ended June 30, 2004 and June 30, 2003
(UNAUDITED)

	JUNE 30	JUNE 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$7,881,660	$9,882,431

COSTS AND EXPENSES
Commission on Charterhire	(196,756)	(257,321)
Vessel Operating Expenses	(3,866,093)	(4,735,976)
Amortisation of Drydocking Costs	(355,160)	(259,160)
Depreciation	(1,150,848)	(2,654,142)
General and Administrative Expenses	(734,925)	(240,642)
Provision for impairment Loss on vessels	-	32,865

OPERATING INCOME	1,577,878	1,768,055

OTHER INCOME/(EXPENSES)
Interest Expense	(913,270)	(1,268,778)
Interest Income	26,547	15,954
Loss on Repurchases of Notes	(20,355)	-

NET INCOME	$670,800	$515,231

EARNINGS PER SHARE
Basic and diluted earnings per share	$0.08	$0.06

Basic weighted average number of shares outstanding	8,587,039	8,240,158
Diluted weighted average number of shares outstanding	8,688,031	8,389,764
THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(as restated see Note 9)
For the six months ended June 30, 2004 and June 30, 2003
(UNAUDITED)

	JUNE 30	JUNE 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$15,777,436	$20,198,368

COSTS AND EXPENSES
Commission on Charterhire	(387,130)	(517,520)
Vessel Operating Expenses	(8,251,994)	(9,186,210)
Amortisation of Dry-docking Costs	(710,320)	(467,046)
Depreciation	(2,377,149)	(5,392,337)
General and Administrative Expenses	(1,067,153)	(672,173)
Provision for impairment loss on vessels	-	(2,918,650)

OPERATING INCOME	2,983,690	1,044,432

OTHER INCOME/(EXPENSES)
Interest Expense	(1,918,491)	(2,719,875)
Interest Income	62,045	38,925
Gains on Repurchases of Notes	403,240	2,620,477

NET INCOME	$1,530,484	$983,959

EARNINGS PER SHARE
Basic and diluted earnings per share	$0.18	$0.12

Basic weighted average number of shares outstanding	8,447,773	8,240,158
Diluted weighted average number of shares outstanding	8,548,765	8,394,178

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

	3 months Ended June 30, 2004	3 months Ended June 30, 2003	6 months Ended June 30, 2004	6 months Ended June 30, 2003

Numerator:
Net income available for common stockholders	$670,800	$515,231	$1,530,484	$983,959

Denominator:
Weighted average number of common shares	8,587,039	8,240,158	8,447,773	8,240,158
Dilutive effect of employee stock options	100,992	149,606	100,992	154,020
Diluted average number of common shares	8,688,031	8,389,764	8,548,765	8,394,178

Earnings per common share:
- Basic earnings per share	0.08	0.06	0.18	0.12
- Diluted earnings per share	0.08	0.06	0.18	0.12

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

As a result, Operating Income was modified as follows:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	Six months ended June 30, 2004	Six Months ended June 30, 2003
Before the restatement	$1,577,878	$1,735,190	$2,983,690	$3,963,082
After the restatement	$1,577,878	$1,768,055	$2,983,690	$1,044,432

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

MC SHIPPING INC. Registrant

Date: January 31, 2005	By:	/s/ ANTONY CRAWFORD

Antony Crawford Chief Executive Officer President and Chief Operating Officer (Principal Executive Officer)

Date: January 31, 2005	By:	/s/ DOMINIQUE SERGENT

Dominique Sergent Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)