Form 10-Q/A
period 2004-09-30
MC SHIPPING INC
filed 2005-02-02
CIK 847831

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

YES Ö	NO

_________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
September 30, 2004
Common stock,
par value $.01	8,765,974

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 :	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - September 30, 2004 and
	December 31, 2003.	3

	Consolidated Statements of Income for the Quarters
	ended September 30, 2004 and September 30, 2003 (as restated see Note 9)	5

	Consolidated Statements of Income for the 9 months
	ended September 30, 2004 and September 30, 2003 (as restated see Note 9)	6

	Consolidated Statements of Cash Flows for the 9 months
	ended September 30, 2004 and September 30, 2003.	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Market Risk	18

Item 4.	Controls and Procedures	19

PART II:	OTHER INFORMATION	20

	Signatures	21

	Certifications provided by the Chief Executive Officer
	and the Chief Financial Officer of the company pursuant
	to section 302 of the Sarbanes-Oxley Act of 2004	22

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	SEPTEMBER 30	DECEMBER 31
	2004	2003

CURRENT LIABILITIES
Accounts payable	$251,365	$612,759
Hire received in advance	584,843	584,843
Accrued expenses	2,608,539	4,435,166
Accrued interest	254,649	1,193,420
Current portion of long term debt	4,179,553	4,179,553
11.25% Senior Notes called as of Nov 1, 2004	21,100,000	-

TOTAL CURRENT LIABILITIES	28,978,949	11,005,741

LONG TERM DEBT
11.25% Senior Notes due 2008	-	27,640,000
Secured Loans	15,935,262	19,441,690

TOTAL LONG TERM DEBT	15,935,262	47,081,690

TOTAL LIABILITIES	44,914,211	58,087,431

SHAREHOLDERS' EQUITY
Common stock, $.01 par value - 20,000,000 shares authorised
8,765,974 shares issued at September 30, 2004 (8,530,238 at
December 31, 2003)	87,660	85,302
Additional paid-in capital	51,280,010	52,135,576
Less : Treasury stock, at cost - None at September 30, 2004 (221,730 shares at December 31, 2003)	-	(891,806)
Accumulated deficit	(19,880,775)	(21,905,096)
Accumulated comprehensive income	72,722	(195,391)

	31,559,617	29,228,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$76,473,828	$87,316,016

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(as restated see Note 9)
For the Quarters ended September 30, 2004 and September 30, 2003
(UNAUDITED)
	SEPTEMBER 30	SEPTEMBER 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$8,127,173	$7,911,048

COSTS AND EXPENSES
Commission on Charterhire	(186,890)	(210,544)
Vessel Operating Expenses	(4,129,633)	(4,899,586)
Amortisation of Dry-docking Costs	(334,111)	(359,701)
Depreciation	(1,150,659)	(1,549,717)
General and Administrative Expenses	(857,011)	(253,775)
Gain on sale of vessels	-	1,785,253

OPERATING INCOME	1,468,869	1,147,528

OTHER INCOME/(EXPENSES)
Interest Expense	(965,152)	(1,096,591)
Interest Income	30,241	38,065
Loss on Repurchases of Notes	(40,121)	-

NET INCOME	$493,837	$1,364,452

EARNINGS PER SHARE
Basic earnings per share	$0.06	$0.17
Diluted earnings per share	$0.06	$0.16

Basic weighted average number of
shares outstanding	8,736,197	8,250,526
Diluted weighted average number of
shares outstanding	8,817,267	8,392,982

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(as restated see Note 9)
For the nine months ended September 30, 2004 and September 30, 2003
(UNAUDITED)

	SEPTEMBER 30	SEPTEMBER 30
	2004	2003

CHARTERHIRE AND OTHER INCOME	$23,904,609	$28,109,416

COSTS AND EXPENSES
Commission on Charterhire	(574,020)	(728,064)
Vessel Operating Expenses	(12,381,627)	(14,085,796)
Amortisation of Dry-docking Costs	(1,044,431)	(826,747)
Depreciation	(3,527,808)	(6,942,054)
General and Administrative Expenses	(1,924,164)	(925,948)
Provision for impairment loss on vessels	-	(2,918,650)
Gain on sale of vessels	-	1,785,253

OPERATING INCOME	4,452,559	3,467,410

OTHER INCOME/(EXPENSES)
Interest Expense	(2,883,643)	(3,816,466)
Interest Income	92,286	76,990
Gains on Repurchases of Notes	363,119	2,620,477

NET INCOME	$2,024,321	$2,348,411

EARNINGS PER SHARE
Basic earnings per share	$0.24	$0.28
Diluted earnings per share	$0.23	$0.28

Basic weighted average number of
shares outstanding	8, 544,616	8,243,665
Diluted weighted average number of
shares outstanding	8,638,919	8,393,775

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. They have not been reviewed by the Company's independent auditors in reliance with the exemption for foreign private issuers contained in part IV of SEC Release N°34-42266. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

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

	3 months Ended Sept. 30, 2004	3 months Ended Sept. 30, 2003	9 months Ended Sept. 30, 2004	9 months Ended Sept. 30, 2003

Numerator:
Net income available for common stockholders	$493,837	$1,364,452	$2,024,321	$2,348,411

Denominator:
Weighted average number of common shares	8,736,197	8,250,526	8,544,616	8,243,665
Dilutive effect of employee stock options	81,070	142,456	94,303	150,110
Diluted average number of common shares	8,817,267	8,392,982	8,638,919	8,393,775

Earnings per common share:
- Basic earnings per share	0.06	0.17	0.24	0.28
- Diluted earnings per share	0.06	0.16	0.23	0.28

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

NOTE 9:     RESTATEMENT

 The Company had, in the past, classified the impairment loss and the gains and losses on disposal of vessels as non-operating income in the consolidated statement of income. This presentation had been adopted by the Company to reflect the sub-totals used by Management on an internal basis to manage the Company. Because such amounts were clearly disclosed on the face of the income statement, management believes it did not have an impact on the overall fairness of the presentation of the financial statements. In a comment letter dated November 30, 2004, the SEC requested the Company to reclassify such amounts in Operating Income pursuant to paragraphs 25 and 45 respectively of SFAS 144.

The Consolidated Statements of Income were therefore restated to include the impairment loss and the gains and losses on disposal of vessels in Operating Income. The restatement had no impact on Net Income or Earnings per share.

As a result, Operating Income was modified as follows:

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	Six months ended June 30, 2004	Six Months ended June 30, 2003
Before the restatement	$1,468,869	$(637,725)	$4,452,559	$4,600,807
After the restatement	$1,468,869	$1,147,528	$4,452,559	$3,467,410

In addition, diluted earnings per share were restated for the quarter ended September 30, 2003 and for the nine months ended September 30,2004 to correct rounding errors.

____________________________

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

Impairment loss

 At September 30, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of vessels were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels (see Note 4).

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

MC SHIPPING INC.
Registrant

Date : January 31, 2005	By:	/s/ Antony Crawford
Antony Crawford
Title President
Chief Executive Officer
(Principal Executive Officer)

Date : January 31, 2005	By:	/s/ Dominique Sergent
Dominique Sergent
Title Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)