Form 10-K
period 2004-12-31
MC SHIPPING INC
filed 2005-03-18
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2004	1-10231
MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)
_____________________________
LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing American Stock Exchange price on March 10, 2005 was: $29,022,309.
_____________________________
Excluded from this amount are the shares of Common Stock beneficially owned by V. Investments, Navalmar and by each officer and director of the Company in that such companies and persons may be deemed to be affiliates of the Company. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
_____________________________
The number of shares outstanding of each of the registrant's classes of common stock as of March 10, 2005 was:

Common Stock, $.01 par value: 8,766,896
________________________

PART I

ITEM 1: BUSINESS - GENERAL

MC Shipping Inc. (the "Company") was incorporated on March 17, 1989, in the Republic of Liberia.

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2004, the Company's fleet included seven liquid petroleum gas ("LPG") carriers, four containerships and two multipurpose seariver vessels. Each of the Company's vessels is owned by a separate wholly owned subsidiary of the Company.

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

The level of the Company's revenues and expenses will vary from year to year depending on, inter alia, the number of vessels controlled by the Company during each year and the charter rate of those vessels.

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

In 2004, the market recovery accelerated in the small pressurised LPG sector. Charter rates have increased substantially since December 31, 2003 and the Company is slowly able to take advantage of such better rates as the existing charters come for renewal. Management feels that market strength will remain strong for the next twelve months. The Company owns six small fully pressurized LPG carriers. The market for VLGC (very large gas carrier) was also quite strong in 2004, however, the Company's very large LPG carrier is fixed on a long-term charter until September 2006. Vessel values of the LPG ships have also increased substantially and are currently as a whole in excess of book value. In January 2005, the Company received appraisals for its gas fleet from leading independent shipbrokers, which estimated the total gas fleet value at approximately $60.7 million.

In 2004, the market for containerships remained very strong. Market rates are substantially in excess of the current charter rates of the Company's container vessels. High freight rates and limited tonnage supply have also significantly driven up the prices of the second-hand containerships. To take advantage of this strong market, the container vessels were sold in January 2005 (see Subsequent Events).

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

Management exercises direct control over the Company's overall strategic management function. The technical management function is sub-contracted to V.Ships or its affiliates ("V.Ships"), a company affiliated with the Company, or to other technical managers. Other managers have been engaged to handle the Company's two multipurpose seariver vessels because of the specialised nature of the trade. Management exercises regular controls over the technical managers of the vessels to ensure that they are properly maintained. Management exercises direct control of the commercial management function but may, on a case-by-case basis, engage the services of V.Ships or independent brokers in order to obtain employment for the Company's vessels and to manage its relations with its charterers.

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

The Company had 11 charters covering the year 2004, all of which commenced prior to 2004, and three charterers provided revenues exceeding 10% of the Company's total revenues. The Company's multipurpose seariver vessels were engaged on voyage charters in 2004 and are excluded from these statistics.

COMPENSATION TO AFFILIATES

Until May 2004, the Vlasov Group was the main shareholder of the Company. On May 13, 2004, Vlasov Investment Corporation sold all of its 4,168,000 shares of Common Stock of MC Shipping (approximately 47.78%).

As of May 14, 2004, V. Investments Limited ("V. Investments") V. Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited ("Navalmar"), Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. Following the purchase of additional shares in the open market by Navalmar in the later part of 2004, V. Investments and Navalmar control now over 50% of the outstanding stock of the Company.

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

The disclosure on related parties transaction in the form 10-K as of December 31,2003 was limited to the period ending March 28, 2003, because the Company was affiliated with V Ships only until such date. In this report, we have reinstated the year 2003 as a whole for comparison purposes.

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) is also the Chief Executive Officer of V. Investments, a subsidiary of V Ships handling the financial, commercial and investment activities of the group; he is a Director and minority shareholder of V. Holdings Limited, the holding company of the V. Ships group; he is joint managing director of AL Ships, a marketing company jointly owned by V Ships and KGAL; he is a director of Finship, a Rotterdam based financial advisory company jointly owned by V Ships and ING Bank. Mr Biggi is the President and Chief Executive Officer of V. Holdings Ltd and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr Biggi is also President and Managing Director of V.Ships Inc. and a shareholder of Greysea, which owns a participation in V.Ships. Mr Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that any of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by another independent vessel manager because of the specialised nature of the trade, and excluding the vessels which are on bareboat charter which are managed by the charterer.

The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2004, the management fees were fixed at the rate of $8,855 per vessel/per month for the container ships and the La Forge, and at the rate of $8,753 per vessel/per month for the other LPG carriers managed by V.Ships (in 2003, $8,600 and $8,500 respectively). In 2004, the Company paid $1,150,926 to V.Ships for services provided to the Company pursuant to the Agreements (2003 - $1,128,000; 2002 - $1,233,510).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In 2004 no commercial chartering commissions were paid by the Company to V.Ships (2003 - $4,500; 2002 - $81,714).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2004, legal fees and expenses totalling $33,443 were paid by the Company to affiliates of V.Ships (2003 - $9,220; 2002 - $35,493).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2004, the rental cost and telecommunications expenses paid to affiliates of V. Ships were approximately $133,416 (2003 - $101,218; 2002 - $88,365).

In August 2004, the Company entered into a service agreement with V. Investments Limited whereby the Company pays a fee of £10,000 per month in consideration of V. Ships permitting the Chief Executive Officer to provide his services to the Company. V Ships is also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services.

The Company outsources some bookkeeping functions to an affiliate of V.Ships. In 2004, the Company paid a total of approximately $31,000 for such accounting services (2003 - $31,000; 2002 - $32,375). In 2003, $5,700 were paid to the Vlasov Group for the outsourcing of some bookkeeping tasks.

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates to arrange for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services described below. The payments described below represent part fees and for the most part payments to third parties.

Up to the later part of 2004, the Company placed part of its vessel hull and machinery insurance, increased value insurance and war risk insurance through a captive insurance company, affiliated with V. Ships. In 2004, the Company was charged with insurance premiums of approximately $706,946 which were included in vessel operating expenses (2003 - $919,127; 2002 - $993,595).

The Company uses, for crew and staff travelling, the services of a company affiliated with V.Ships. In 2004, such travelling expenses amounted to approximately $267,670 and were included in vessel operating expenses or in general and administrative expenses (2003 - $278,831; 2002 - $144,577).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2004, the Company paid to these companies approximately $313,754 for port and other costs, which were included in vessel operating expenses (2003 - $480,660; 2002 - $344,018).

The Company uses various companies affiliated with V.Ships for manning, safety and training. . In 2004, such expenses amounted to approximately $346,129 and were included in vessel operating expenses (2003 - $347,179; 2002 - $563,954).

At December 31, 2004, the Company had intercompany balances of trade accounts receivables of $80,492 due from affiliates ($76,094 in 2003).

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

The Company's insurers require that the Company's vessels meet certain requirements set by maritime classification societies as a condition to obtaining insurance. The classification societies determine that the vessels are safe and seaworthy in accordance with the International Maritime Organisation and the Safety of Life at Sea Convention. All LPG carriers, containerships and multipurpose carriers are inspected by a surveyor of the classification society every year ("Annual Survey"), every two and one half years ("Intermediate Survey"), and every five years ("Special Survey"). The Company has purchased and intends to purchase only vessels which are able to comply with such classification society requirements. It is expected that, under classification society rules, the Company's vessels will be required to undergo dry-docking at least once every three years. Normal dry-docking takes one to two weeks. The Company estimates that current dry-docking costs in the geographical areas where the Company anticipates having such work performed will vary between approximately $150,000 and $1,600,000 per vessel, depending upon the size and complexity of the vessel concerned. This estimate is based on a dry-docking cycle of two and one half to three years between each visit to a dry-dock facility and assumes regular but no extraordinary expenses for maintenance and repairs. In addition to dry-docking, the Company is required to purchase spare parts and perform repairs on its vessels from time to time. In the case of bareboat charter arrangements, the bareboat charterer undertakes, at its expense, to ensure that the vessel is regularly dry-docked and is properly maintained.

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

Some countries have laws or practices which restrict the carriage of cargoes depending upon the nationality of a vessel or its crew or the origin or destination of the vessel, as well as other considerations relating to particular national interests. The Company cannot predict the effect that such laws or practices may have on its ability to obtain cargoes. It is expected that the Company's vessels, all of which are non-United States flag vessels, will be permitted to enter the territorial waters of the United States, but will not be permitted, under the Merchant Marine Act, 1920 (the Jones Act), to transport cargoes between United States ports. Such restriction is not expected to have a material adverse impact on the Company's operations. None of the Company's vessels made any call to a United States port in 2004.

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

EMPLOYEES

At the end of 2004, the Company employed four persons on a full-time basis and one person on a part time basis, three of whom are officers of the Company.

The Company, through its vessel-owning subsidiaries, hires officers and crews for each of the Company's vessels. Seamen from India, Latvia, Russia, Ukraine and the United Kingdom currently man the Company's vessels and a total of approximately two hundred and fifty seafarers currently serve on the Company's vessels. These seamen are generally unionised and the Company believes its relationships with the seamen who serve on board its vessels are good.
______________________________

ITEM 2: PROPERTIES

The Company, through its wholly owned subsidiary MC Shipping S.A.M., directly rents office space from V. Ships and procures administrative services in Monaco. In 2004, the Company leased office space at a cost of $87,206 (2003 - $76,078; 2002 - $75,889). Additionally, the Company has at its disposal office space and administrative services in Bermuda.

At December 31, 2004, the Company's wholly-owned fleet consisted of the following vessels:

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

PRICE RANGE OF COMMON STOCK

Since May 31, 1989, the Company's Common Stock has traded on the American Stock Exchange. The ticker symbol for the Company's Common Stock is "MCX". As of February 28, 2005, there were 63 record holders of Common Stock.

The high and low sales prices for the Company's Common Stock for the last two fiscal years are set forth below:
Quarter ended	2004		2003
	High	Low	High	Low

March 31	3.00	2.00	1.15	0.87
June 30	2.90	2.16	1.34	1.01
September 30	4.61	1.86	1.75	1.05
December 31	5.82	3.28	2.32	1.47

DIVIDENDS

In March 2005, the Company's Board of Directors declared a dividend of $0.25 per share to be paid in four equal quarterly instalments commencing in April 2005. In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20: 415,513 shares were issued to that effect. In March 2003, the Company's Board of Directors determined that no dividends would be paid out of the 2002 results.

The Company has been advised that distributions to shareholders who are not citizens or residents of Liberia will not be subject to tax by Liberia under its laws as currently in effect. There is no income tax treaty between Liberia and the United States.

SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2004
Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	142,411	$1.84	186,945
Equity compensation plans not approved by security holders	-	-	-
Total	142,411	$1.84	186,945

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the Consolidated Financial Statements of the Company. The Company's books and records are maintained in U.S. dollars, which is the Company's functional currency. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other information included herein.

Consolidated Statements of Operations Data

	Years ended December 31

	2004	2003	2002	2001	2000
Charterhire and Other Income	$31,895,393	$35,797,522	$41,858,999	$44,823,301	$59,482,840
Commission on Charterhire	(759,673)	(895,394)	(1,100,422)	(1,223,268)	(1,667,349)
Vessel Operating Expenses	(16,821,562)	(17,875,984)	(19,547,436)	(22,321,851)	(30,879,820)
Amortisation of Dry- docking Costs	(1,433,150)	(1,176,659)	(575,185)	(895,802)	(1,133,126)
Depreciation	(5,140,639)	(8,295,583)	(9,127,713)	(10,761,040)	(16,194,411)
General and Administrative Expenses	(2,577,213)	(1,419,368)	(1,382,587)	(1,652,622)	(1,558,510)
Impairment Loss	-	(2,693,650)	(1,687,370)	(10,712,007)	(17,876,067)
Gains /(Losses) on disposals of vessels	-	1,785,253	-	2,084,283	(3,931,641)
Operating Income	5,163,156	5,226,137	8,438,286	(659,006)	(13,758,084)
Interest Expense	(3,463,491)	(4,866,062)	(6,418,537)	(7,953,745)	(12,483,936)
Interest Income	156,964	110,603	127,559	373,589	664,718
Equity in Loss from Associated Companies	-	-	-	(296,378)	(90,314)
(Loss)/Gains on debt extinguishment	(744,250)	2,620,477	94,598	11,388,757	-
Net Income / (Loss)	1,112,379	$3,091,155	$2,241,906	$2,853,217	$(25,667,616)
Per Share amounts:
Basic Net Income/(Loss)	$0.13	$0.36	$0.26	$0.33	$(2.99)
Diluted Net Income/(Loss)	$0.13	$0.35	$0.25	$0.33	$(2.99)
Cash Dividends Declared and Paid	$-	$-	$-	$-	$-

Consolidated Balance Sheet Data

	December 31

	2004	2003	2002	2001	2000
Current Assets	$14,095,193	$19,727,175	$18,787,275	$18,122,265	$21,918,730
Current Liabilities	$11,980,513	$11,005,741	$21,379,655	$16,802,533	$23,227,096
Total Assets	$80,317,068	$87,316,016	$112,629,237	$104,828,997	$148,695,530
Long-term Debt	$37,500,000	$47,081,690	$65,461,243	$64,209,859	$104,350,975
Shareholders' Equity	$30,836,555	$29,228,585	$25,788,339	$23,816,605	$21,117,459

_________________________________________________

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

Revenues and Expenses

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2004, the Company's fleet included seven liquefied petroleum gas ("LPG") carriers, four containerships and two multipurpose seariver vessels. Each of the Company's vessels is owned by a separate wholly owned subsidiary of the Company.

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

In all chartering arrangements, both shipowner and charterer will generally employ the services of one or more brokers, who are paid a commission on the total value of the daily charterhire or a lump sum payable under the charter party or contract.

The level of the Company's revenues and expenses will vary from year to year depending on, inter alia, the number of vessels controlled by the Company during each year and the charter rates of those vessels.

Shipping markets

In 2004, the market recovery accelerated in the small pressurised LPG sector. Charter rates have increased substantially since December 31, 2003 and the Company is slowly able to take advantage of such better rates as the existing charters come for renewal. Management feels that market strength will remain strong for the next twelve months. The Company owns six small fully pressurised LPG carriers. The market for VLGC (very large gas carrier) was also quite strong in 2004; however, the Company's very large LPG carrier is fixed on a long-term charter until September 2006. Vessel values of the LPG ships have also increased substantially and are currently as a whole in excess of book value. In January 2005, the Company received appraisals for its gas fleet from leading independent shipbrokers, which estimated the total gas fleet at approximately $60.7 million.

In 2004, the market for containerships remained very strong. Market rates are substantially in excess of the current charter rates of the Company's container vessels. High freight rates and limited tonnage supply have also significantly driven up the prices of the second-hand containerships. To take advantage of this strong market, the container vessels were sold in January 2005 (see Subsequent Events).

Accumulated Deficit.

As of December 31, 2004, the Company's accumulated deficit was $20,792,717. This amount consisted of total accumulated losses (net of accumulated profits) of $12,096,873 since the Company's inception and dividends declared of $8,695,844 over the same period. An additional $5,477,561 of dividends were paid and accounted for as a reduction of paid-in capital over the same period. The majority of such dividends were paid prior to 1994 when the Company was a self-liquidating fund with a dividend policy based on cash flow generation. As a result of the Company's accumulated deficit position, the stock dividend declared and issued in 2004 was accounted for as a reduction in Additional Paid-in Capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Significant Events During 2004

On May 13, 2004, the Vlasov Group sold all of its 4,168,000 shares of Common Stock of MC Shipping (approximately 47.78%) to V. Investments and Navalmar. As of May 14, 2004, V. Investments Limited, V. Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. Following the purchase of additional shares in the open market by Navalmar in the later part of 2004, V. Investments and Navalmar control now over 50% of the outstanding stock of the Company. As a result of the above, a number of changes took place in Management and the Board of Directors of the Company (see Item 10 - Directors and Executive Officers of the Registrant) and the Company incurred significant non-recurring General and Administrative Expenses (see below: Costs and Expenses).

On October 11, 2004, the Company entered into a $45,000,000 long-term debt agreement with Fortis Bank in order to refinance all of its outstanding debt including its 11.25% Senior Notes due 2008. Following the prepayment of its debt, the Company recorded a net loss on extinguishment of debt of $1,107,369 in the 4th quarter of 2004 (see Note 5. Long term Debt). The refinancing is expected to provide substantial interest expenses savings in the next few years. In 2005, the interest saving will be approximately $1,545,615.

Revenue

The Company had gross revenue from charterhire and other sources of $31,895,393 for the year ended December 31, 2004, a 10.9% decrease from gross revenue of $35,797,522 in 2003. The revenue decrease resulted mainly from the sale of four vessels in July 2003.

The average rate per day on hire (computed as total revenues divided by total number of days on-hire for the vessels on time charter) was $7,313 in 2004 ($7,437 in 2003). In 2004, the Company's on-hire performance of the vessels on time charter was 99.4% on a potential 4,026 days (95.1% on a potential 4,015 days in 2003). The increase in on-hire performance was mainly due to a reduction in the number of dry-docks in 2004: one vessel on time charter was dry-docked in 2004 against eight vessels in 2003.

In 2004, the vessels on time charter experienced off-hire time for the following reasons: (i) 0.3% of the total available days were lost due to technical reasons ("operating off-hire") and (ii) 0.3% of the total available days were lost due to dry-docking and planned repair time.

Costs and Expenses

Commission on charterhire was $759,673 in 2004, a 15.1% decrease from the $895,394 incurred during 2003. This decrease is a direct result of decreased revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $18,254,712 for the year ended December 31, 2004, representing a decrease of 4.4% from 2003 vessel operating expenses plus amortisation of dry-docking which amounted to $19,052,643. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs were equal to 57.2% in 2004 compared to 53.2% in 2003. The increase in vessel operating expenses as a percentage of revenues in 2004 is due to the sale of vessels operated on a bareboat basis which do not have any operating expenses (see Item 7. Overview).

Depreciation was $5,140,639 for the year ended December 31, 2004, compared to $8,295,583 in 2003. The reduction resulted from the sale of four vessels in July 2003. At the beginning of 2004, in view of rising scrap prices in the last years, Management decided to increase for accounting purposes the estimated residual values of its container vessels. The net effect of this change of estimate was to reduce depreciation and to increase net income by $327,997 in the first three quarters of 2004. Subsequently, the Company reconsidered this change in accounting estimate and reflected an additional depreciation charge of $327,997 in the first three quarters of 2004. There will be no effect on the 2005 operating results of the Company as the container vessels were sold in January.

General and administrative expenses were $2,577,213 for the year ended December 31, 2004, compared to $1,419,368 in 2003. This represented 8.1% of revenue in 2004 as compared to 4.0% of revenue in 2003. The 82% increase in general and administrative expenses in 2004 is substantially due to the non-recurring legal and advisory expenses incurred in relation with the change of ownership of the Company, the offer for additional equity received by the Company and severance payments. In addition, the appreciation of the euro had a negative impact on the overhead expenses which were denominated in euros.

Impairment Loss
As of December 31, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for impairment loss was required. In 2003, the Company had recorded a provision for estimated impairment loss of $2,693,650.

In January 2005, the Company received appraisals for its gas fleet from leading independent shipbrokers. The market value of the container vessels was assumed to be equal to the sale price received in January 2005. On this basis, the appraised value of the Company's entire fleet was approximately $91,850,000 compared to a book value of $57,051,369 on December 31, 2004.

If there are indicators of impairment, evaluating recoverability require Management to make estimates and assumptions regarding future cash flows (see Critical Accounting Estimates). Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any indicators of impairment in vessel values occur.

Other Income and Expenses

Interest expense amounted to $3,463,491 for the year ended December 31, 2004 as compared to $4,866,062 in 2003, and represented 10.8% of revenue as compared with 13.6% in 2003. The decrease in interest expense resulted from a reduction in the Company's debt.

Interest income totalled $156,964 in 2004, a 42% increase from interest income of $110,603 in 2003. The increase in interest earnings was due to the increased cash balances and slightly higher interest rates.

In 2004, the Company recorded a net loss on debt extinguishment of $744,250. This amount consisted of: (1) a net gain of $363,119 recorded on repurchases in the open market of Notes having a total face value $6,540,000 and (2) a net loss of $1,107,369 recorded at the time of refinancing in the 4th quarter 2004, corresponding the 3.75% call premium of the $21.1 million of Notes ($791,250), to the write off of the Notes unamortized issuance costs ($183,938) and to the write off of the existing bank debt unamortized issuance costs ($132,181). (See Note 5 to the consolidated financial statements in Item 8).

In 2003, the Company recorded a gain of $2,620,477 on the repurchase of Notes having a total face value of $7,000,000 and a $1,785,253 gain on the sale of four container vessels.

Net Income

The net income for the year ended December 31, 2004 was $1,112,379 as compared to a net income of $3,091,155, for the year ended December 31, 2003.

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company's business during the year ended December 31, 2004.

Subsequent events

On January 20, 2005 the Company sold four container vessels to Munia Mobiliengesellschaft mbH & Co. KG ("Munia"), a special purpose German KG company formed by the German finance house KGAL, a German KG, for a total price of $30 million.  As part of the transaction, the Company will guarantee certain levels of operating expenses and of employment for a fee. Concurrently, the Company invested $4 million in Munia for a 26.32% equity participation. The other stakeholders in the vessels are expected to be German individual investors. The vessels will continue on their charter to Maersk and will continue to be managed by V. Ships.

At the time of sale, the Company prepaid $15 million under the $45 million long term debt agreement with Fortis Bank entered into in October 2004 to refinance the Company's outstanding debt. The repayment schedule of the loan was reduced proportionately. Concurrently with such prepayment, the $5 million cash collateral held by Fortis Bank were released. The net proceeds of the transaction, $11 million, are expected to be reinvested in new vessel acquisitions. The transaction resulted in a net profit of approximately $17.8 million, which the Company will defer over the remaining economic life of the vessels (approximately four years).

The Company is in the process of acquiring two very large liquefied petroleum gas carriers ("VLGCs") from the Bergesen Group of Norway. The vessels, M/v ‘Berge Flanders' of 75,000 m3 capacity (built 1991) and M/v ‘Berge Kobe' of 77,000 m3 capacity (built 1987) will be acquired for considerations of $50,717,250 and $32,260,000, respectively. The memoranda of agreements were signed on February 23, 2005 and the 10% down payments were made on March 8, 2005. Delivery is expected to take place in April 2005. Management intends to fund the acquisitions with a $68 million loan from Scotiabank Europe PLC and for the balance with internal cash resources. The vessels will be time-chartered to the Bergesen Group for a minimum period of five years.

The Company is in the process of acquiring 50% of another VLGC in a 50/50 joint venture with Petredec, a leading LPG trading and shipowning Company. The vessel M/v Isomeria of 59,725 m3 capacity, which was built in 1983, will be acquired by the joint venture for a total consideration of $16 million. The memorandum of agreement was signed on February 28, 2005 and the 10% down payment was made on March 16, 2005. The acquisition is expected to be funded with a combined $5 million equity contribution from MC Shipping and Petredec and a $11.5 million bank loan. The vessel will be time-chartered to Petredec for a period of four years.

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

Vessels on time charter

The average rate per day on-hire (computed as total revenues divided by total number of days on-hire for the vessels on time charter) was $7,437 in 2003 ($7,633 in 2002). The reduction is mainly due to the reduction in charterhire of the four remaining containerships in October 2003.

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

Vessels on bareboat charter

The average rate per day on hire for the vessels on bareboat charter was $6,000 per day in 2003 and 2002. Bareboat charter rates are generally lower than time charter rates since the vessel operating expenses are paid by the charterer. The on-hire performance was 100%. The vessels on bareboat charter were sold in July 2003.

Costs and Expenses

Commission on charterhire was $895,394 in 2003, an 18.6% decrease from the $1,100,422 incurred during 2002. This decrease is a direct result of decreased revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $19,052,643 for the year ended December 31, 2003, representing a decrease of 5.3% from 2002 vessel operating expenses plus amortisation of dry-docking which amounted to $20,122,621. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs were equal to 53.2% in 2003 compared to 48.1% in 2002. The increase in vessel operating expenses as a percentage of revenues in 2003 is due to the sale of vessels operated on a bareboat basis which do not have any operating expenses.

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

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144.

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
-
The charter rates used in such computations are estimated by the President on the basis of past historical rates and modulated by his assessment of current and expected future economic and industry trends. They are subjective as they correspond to the company's best estimate of an average long term rate.

-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks,
-	Days on hire are estimated at a level consistent with the Company's on-hire statistics (see - Revenues - Results of Operations - Management Discussion and Analysis Section).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

LIQUIDITY AND SOURCES OF CAPITAL

Liquidity

The Company had $11,629,896 in cash available on December 31, 2004 as compared to $16,446,582 at December 31, 2003. In addition, on December 31, 2004, deposits totalling $5,000,000 (December 31, 2003 - $615,455) were pledged to guarantee the Company's performance under the Fortis loan agreement. This $5,000,000 deposit was released by the Bank on January 20, 2005 following the prepayment of $15,000,000 under the Fortis loan (see Subsequent Events). It should be noted that $1,255,280 were deposited in vessel operating accounts which are directly operated by the vessel technical managers ($2,005,913 in 2003).

The ratio of current assets to current liabilities decreased from 1.79 at December 31, 2003 to 1.18 at December 31, 2004. The decrease is due for the most part to increase in the current portion of long-term debt, following the refinancing of the Company's existing debt in October 2004 (See Note 5. Long Term Debt).

Investing activities

The Company did not sell or buy any vessels in 2004.

Operating activities

The Company generated cash flows from operations of $6,521,090 in 2004 compared to $5,086,297 in 2003. In 2004, the Company dry-docked three vessels for a total cost of $368,579. In 2003, the Company dry-docked 8 vessels for a total cost of $4.8 million.

Financing activities

The Company's long term debt (including the current portion) decreased from $51,261,243 as of December 31, 2003 to $45,000,000 as of December 31, 2004.

During the first 9 months of 2004, the Company repaid net borrowings of $10,046,428. These repayments consisted of: (i) $3,506,428 for normal scheduled repayments and (ii) $6,107,900 for the retirement of $6,540,000 of Notes.

On September 30, 2004 the Company called the $21,100,000 Senior Notes still outstanding. The date fixed for redemption was November 1, 2004 and the redemption price 103.75% in accordance with the terms of the Indenture.

On October 11, 2004, the Company entered into a $45,000,000 long-term debt agreement with Fortis Bank in order to refinance all of its outstanding bank debt (Fortis Loan). The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly instalments. The borrowers are the existing vessel-owning subsidiaries (except for the sea river subsidiaries) and have granted ship mortgages over their vessels as security. The Company has issued a guarantee in relation to the facility.

The Company used the proceeds of this facility as follows: $14,729,815 and $5,385,000 to repay the amounts outstanding respectively under the Fortis/BNP and Scotia loans, $21,891,250 to buy back the outstanding Notes at a premium of 103.75% and the balance for general corporate purposes. As a result of the prepayment of its debt, the Company recorded a net loss on debt extinguishment of $1,107,369 in the 4th quarter 2004, corresponding to (i) the 3.75% call premium of the $21.1 million of Notes for $791,250, (ii) the write off of the Senior Notes issuance costs for $183,938 and (iii) the write off of the existing bank debt issuance costs for $132,181.

As of December 31, 2004, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 45,000,000	$ 7,500,000	$ 15,000,000	$ 15,000,000	$ 7,500,000
Total	$ 45,000,000	$ 7,500,000	$ 15,000,000	$ 15,000,000	$ 7,500,000

Guarantees

The Company has issued a guarantee in relation to the Fortis Loan (See Note 5 to the consolidated financial statements in Item 8).

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of December 31, 2004.

Contingencies

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. The buyer had the option to give the vessel back on charter to the Company in November 2004 for 12 months at a daily rate of $17,900, then a second option in November 2005 for a period of 6 months at a daily rate of $17,500. The first option was not exercised. The aggregate amount of the Company's commitment under the second option is approximately $3,182,000 as follows:

2005	$ 542,000
2006	$ 2,640,000
total	$ 3,182,000

These amounts do not take into consideration any revenues the Company would earn from chartering out the vessel to another party. As of March 2005, the current charter rate for twelve month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,500 and the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance today, however, as to where market rates will be in November 2005.

Future cash requirements

In 2005, the Company will have to dry-dock four vessels. Management believes that the net cash provided by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2005.

Following the sale of four vessels on January 20, 2005 and the release by the bank of the $5,000,000 cash collateral, Management believes that the Company has excess cash to invest. The Company is in the process of acquiring two VLGCs from the Bergesen Group of Norway for a total consideration of $83 million. The acquisition will be partially funded with a $68 million loan from Scotiabank Europe PLC. The Company is in the process of acquiring another VLGC in a 50/50 joint venture with Petredec, a leading LPG trading and shipowning Company for a total consideration of $16 million. This acquisition will require a $2.5 million equity contribution from MC Shipping. These vessels acquisitions are expected to take place within the months of March and April 2005. (See Subsequent Events).

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

In 2004, the Company entered into an interest rate swap agreement, which is used to hedge the Company's interest rate exposure associated with a portion of the Fortis Loan (see Note 5 - Long-Term Debt). As of December 31, 2004, the swap agreement had a notional amount of $30,000,000, a fair market value of $209,300 in favour of the Company and an interest rate of 3.075%. It will expire in October 2007.

Long term Debt

The Company is subject to interest rate risk associated with certain variable rate long-term debt as described in this section.

-	As of December 31, 2004, $15 million out of the $45 million Fortis Loan were not hedged by interest rate swaps and subject to interest rate risk. The facility bears interest at LIBOR plus 1.25% and matures in October 2010. For every one-percent variation in interest rate, the interest expense would vary by $136,164. This $15 million debt was repaid in full on January 20, 2005 (see Subsequent Events - Note 12).

-
As of December 31, 2004, $30 million out of the $45 million Fortis Loan were hedged by an interest rate swap until October 20, 2007. After such date and until its final maturity in October 2010, the facility will bear interest at LIBOR plus 1.25%.

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
 _______________________________

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	21

Financial Statements:

Consolidated Balance Sheets at December 31, 2004
and December 31, 2003	22
Consolidated Statements of Income for the Years
ended December 31, 2004, 2003 and 2002	24
Consolidated Statements of Cash Flows for the Years
ended December 31, 2004, 2003 and 2002	25
Consolidated Statements of Shareholders' Equity for
the Years ended December 31, 2004, 2003 and 2002	26

Notes to Consolidated Financial Statements	27

Financial Statements Schedule
Schedule II - Valuation and Qualifying Accounts	41

All other schedules for MC Shipping Inc. and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.
______________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

MC Shipping Inc. and subsidiaries

We have audited the consolidated balance sheets of MC Shipping Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MC Shipping Inc. and its subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG
Chartered Accountants

Nicosia, Cyprus
March 17, 2005

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	DECEMBER 31	DECEMBER 31
	2004	2003
CURRENT ASSETS

Cash	$11,629,896	$16,446,582
Restricted cash	-	615,455
Hire receivables	4,835	13,111
Recoverable from insurers, net	55,529	807,530
Inventories	1,044,353	582,388
Receivables from affiliates	80,492	76,094
Prepaid expenses and other current assets	1,280,088	1,186,015
TOTAL CURRENT ASSETS	14,095,193	19,727,175

VESSELS, AT COST	109,303,246	109,303,246
Less - Accumulated depreciation	(52,251,877)	(47,114,005)
	57,051,369	62,189,241
FURNITURE & EQUIPMENT, AT COST	30,645	24,304
Less - Accumulated depreciation	(30,645)	(21,737)
	-	2,567

OTHER ASSETS
Dry-docking costs (net of accumulated amortisation of $3,439,685 in 2004 and $2,006,533 in 2003)	3,829,590	4,894,163
Restricted cash	5,000,000	-
Debt issuance cost (net of accumulated amortisation of $10,323 in 2004 and $1,472,654 in 2003)	340,916	502,870

TOTAL ASSETS	$80,317,068	$87,316,016

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	DECEMBER 31	DECEMBER 31
	2004	2003

CURRENT LIABILITIES
Accounts payable	$529,960	$612,759
Hire received in advance	584,843	584,843
Accrued expenses	3,045,787	4,435,166
Accrued interest	319,923	1,193,420
Current portion of long term debt	7,500,000	4,179,553
TOTAL CURRENT LIABILITIES	11,980,513	11,005,741

LONG TERM DEBT
11.25% Senior Notes due 2008	-	27,640,000
Secured loans	37,500,000	19,441,690
TOTAL LONG TERM DEBT	37,500,000	47,081,690

TOTAL LIABILITIES	49,480,513	58,087,431

SHAREHOLDERS' EQUITY
Common stock, $.01 par value 20,000,000 shares authorised in 2004 and 2003, 8,765,974 shares issued and outstanding in 2004 (8,530,238 in 2003)	87,660	85,302
Additional paid-in capital	51,280,010	52,135,576
Less: Treasury stock, at cost (none at December 31, 2004 and 221,730 at December 31, 2003)	-	(891,806)
Accumulated deficit	(20,792,717)	(21,905,096)
Accumulated comprehensive income/(loss)	261,602	(195,391)
TOTAL SHAREHOLDERS' EQUITY	30,836,555	29,228,585

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$80,317,068	$87,316,016

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31

	2004	2003	2002

CHARTERHIRE AND OTHER INCOME	$31,895,393	$35,797,522	$41,858,999
COSTS AND EXPENSES
Commission on charterhire	(759,673)	(895,394)	(1,100,422)
Vessel operating expenses	(16,821,562)	(17,875,984)	(19,547,436)
Amortisation of dry-docking costs	(1,433,150)	(1,176,659)	(575,185)
Depreciation	(5,140,639)	(8,295,583)	(9,127,713)
General and administrative expenses	(2,577,213)	(1,419,368)	(1,382,587)
Impairment losses on vessels	-	(2,693,650)	(1,687,370)
Gains on disposals of vessels	-	1,785,253	-
OPERATING INCOME	5,163,156	5,226,137	8,438,286
OTHER INCOME/(EXPENSES)
Interest expense	(3,463,491)	(4,866,062)	(6,418,537)
Interest income	156,964	110,603	127,559
(Loss)/Gain on debt extinguishment	(744,250)	2,620,477	94,598
NET INCOME	$1,112,379	$3,091,155	$2,241,906
EARNINGS PER SHARE:
Basic earnings per share	$0.13	$0.36	$0.26
Diluted earnings per share	0.13	0.35	0.25
Basic weighted average number of shares outstanding	8,737,627	8,669,287	8,640,311
Diluted weighted average number of shares outstanding	8,843,004	8,810,562	8,803,459

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2004	2003	2002

NET INCOME	$1,112,379	$3,091,155	$2,241,906
Adjustments to reconcile Net Income to net cash provided from operating activities:
Depreciation	5,140,639	8,295,583	9,127,713
Amortisation of dry-docking costs	1,433,150	1,176,659	575,185
Amortisation of issuance costs	128,092	233,660	287,161
Impairment loss on vessels	-	2,693,650	1,687,370
Dry-docking costs capitalised	(368,579)	(4,791,608)	(162,778)
Gains on disposals of vessels	-	(1,785,253)	-
Loss / (Gain) on debt extinguishment	744,250	(2,620,477)	(94,598)
Non cash compensation to Directors	20,000	20,000	20,000
Changes in Operating Assets and Liabilities:
Hire receivables	8,276	(4,551)	120,248
Recoverable from insurers	752,001	138,917	(284,281)
Inventories	(461,965)	(75,987)	270,929
Receivables from affiliates	(4,398)	4,424	78,768
Prepaid expenses and other current assets	(94,073)	(3,876)	191,393
Accounts payable	(82,799)	(37,415)	(26,335)
Accrued expenses and hire received in advance	(1,389,379)	(1,065,543)	(2,084,575)
Accrued interest	(416,504)	(183,041)	(272,453)
CASH PROVIDED FROM OPERATING ACTIVITIES	6,521,090	5,086,297	11,675,653
INVESTING ACTIVITIES
Purchases of vessels	-	-	(25,000,000)
Proceeds from disposals of vessels	-	20,335,693	6,664,000
Variation in office equipment	(197)	(1,737)	(3,340)
(Increase)/ decrease in restricted cash	(4,384,545)	1,386,304	(1,233,348)
NET CASH (USED BY) / PROVIDED FROM INVESTING ACTIVITIES	(4,384,742)	21,720,260	(19,572,688)
FINANCING ACTIVITIES
Repayments of long-term debt	(23,621,243)	(20,168,616)	(9,898,303)
Drawdown of term loans	45,000,000	-	18,000,000
Payment of debt issuance costs	(351,239)	-	(313,143)
Repurchases of Notes	(27,999,150)	(4,283,050)	(82,800)
Issuance of stock	18,598	30,240	-
NET CASH (USED BY) / PROVIDED FROM FINANCING ACTIVITIES	(6,953,034)	(24,421,426)	7,705,754
NET (DECREASE) / INCREASE IN CASH	(4,816,686)	2,385,131	(191,281)
CASH AT BEGINNING OF YEAR	16,446,582	14,061,451	14,252,732
CASH AT END OF YEAR	$11,629,896	$16,446,582	$14,061,451

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	No. of Shares Issued	Common Stock par Value	Treasury Stock At cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders' Equity

December 31, 2001	8,481,624	$84,816	$(1,058,882)	$52,232,899	$(27,238,157)	$(204,071)	$23,816,605

Net Income					2,241,906		2,241,906
Other comprehensive income:
Foreign currency translation adjustment						26,222	26,222
Unrealised losses on cash flow hedges						(316,394)	(316,394)
Total Comprehensive Income/loss					2 2,241,906	( (290,172)	1,951,734
Transfer of Treasury Stock to Directors as remuneration for past services			87,697	(67,697)			20,000
December 31, 2002	8,481,624	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$(494,243)	$25,788,339

Net Income					3,091,155		3,091,155
Other comprehensive income:
Foreign currency Translation adjustment						75,579	75,579
Unrealised gains on cash flow hedges						223,273	223,273
Total Comprehensive Income					3,091,155	298,852	3,390,007
Transfer of Treasury Stock to Directors as remuneration for past services			79,379	(59,379)			20,000
Issuance of stock related to compensation plans	48,614	486		29,753			30,239
December 31, 2003	8,530,238	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$(195,391)	$29,228,585

Net Income					1,112,379		1,112,379
Other comprehensive income:
Foreign currency translation adjustment						(39,231)	(39,231)
Unrealised gains on cash flow hedges						371,724	371,724
Realisation of accumulated unrealised losses on cancelled cash flow hedges						124,500	124,500
Total Comprehensive Income					1,112,379	456,993	1,569,372

Issuance of stock to Directors	12,052	121		19,879			20,000
Issuance of stock related to compensation plans	29,901	299		18,299			18,598
Issuance of stock dividend	193,783	1,938	891,806	(893,744)			-
December 31, 2004	8,765,974	87,660	-	51,280,010	(20,792,717)	261,602	30,836,555

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates second-hand vessels that as at December 31, 2004 formed a fleet of 13 vessels, comprising seven LPG carriers, four containerships and two multipurpose seariver vessels. The four container ships were sold in 2005 (see Subsequent Events), reducing the fleet size to 9 vessels. The accompanying consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in conformity with U.S. generally accepted accounting principles ("US GAAP"). The preparation of consolidated financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Although the Company's fleet operates under the Bahamas and the St. Vincent & the Grenadines flags, its books and records are maintained in US Dollars, which is the Company's functional currency.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries. All inter-Company accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company is the U.S. Dollar because the Company's vessels operate in international shipping markets, which primarily transact business in U.S. Dollars. The Company's accounting records are maintained in U.S. Dollars. A number of trade transactions related to normal vessel operations performed in other currencies during the year are converted into U.S. Dollars using the exchange rates in effect at the time of the transactions. At the balance sheet dates, trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates. Resulting gains or losses are recorded in vessel operating expenses. Losses amounted to $93,746, $136,183, - $133,879 in 2004, 2003 and 2002, respectively.

REVENUE RECOGNITION: The Company generally employs its vessels on time charter, bareboat charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports: the Company is paid for the cargo transported and pays all voyage costs.

Time and bareboat charter revenue is recognised on an accrual basis and is recorded over the term of the charter as service is provided. Voyage charter revenue and related expenses are recorded based on the percentage of service completed at the balance sheet date, gross of voyage expenses. Hire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year. Other income represents approximately 1% of total revenues and consists of demurrage, pooling of income or lumpsum expenses and is recognized as received.

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to expense when incurred. Costs incurred during periodic inspections for regulatory and insurance purposes are deferred and charged to income rateably over the period of five years to the next intermediate or special survey dry-docking. For vessels that are earmarked for sale, dry-docking expenses are charged to expense when incurred.

VESSELS AND DEPRECIATION: Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service. Depreciation is calculated, based on cost, less estimated residual value, using the straight-line method, over the remaining economic life of each vessel. The economic life of LPG carriers is assumed to extend from the date of their construction to the date of the final special survey which is closest to 30 years from the date of their construction. The economic life of other vessels is assumed to extend from the date of their construction to the date of the fifth special survey, which is closest to 25 years from the date of their construction. If a ship is used beyond its fifth special survey, its economic life is assumed to extend to the end of its current charter. Depreciation is not recorded on vessels that are earmarked for sale as such vessels are included in the financial statements at their market value, and such value is reviewed at the end of each quarter (see Note 4).

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets", the Company's long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss for an asset held for use is recognized, when the estimate of undiscounted cash flows expected to be generated by the use of the asset is less than its carrying amount (see Note 4).

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different types of charter.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. In 2002, 2003 and 2004, issuance costs of $5,925, $96,473 and $385,101 respectively were written off as a result of the Company's repurchases of Notes and debt refinancing. These were recorded as a reduction of gains on debt extinguishment. An amount of $156,952, representing the unamortized balance of the debt issuance costs incurred in 2002 in connection with the Nedship loan, was written off in 2003, following the sale of the vessels and recorded as a reduction of the gain on the disposal. Amortisation of debt issuance costs, included in Interest Expense, amounted to $128,092 in 2004, $233,660 in 2002 and $287,161 in 2002.

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

The Company enters from time to time into interest-rate swap agreements to modify the interest characteristics of its outstanding debt (See Note 5). Each interest-rate swap agreement is designated with all of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement.

These interest-rate swaps are designated and qualify as cash flow hedges i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk. As a result, the effective portion of the gain or loss on the derivative instrument is reported as an increase or decrease in Prepayments and Other Assets and as a component of other comprehensive income. The gains or losses on these instruments are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings.

INVENTORIES: Inventories primarily consists of lubricating oil and victualling and are stated at the lower of cost or market, and are accounted for on a first-in, first-out basis.

STOCK-BASED COMPENSATION: At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Options granted under this plan are granted with an exercise price equal to the average of the Company's stock price over the ten days prior to the grant date. No stock-based employee compensation cost is reflected in operating results because the intrinsic value of the options at the grant date, to be recognized as compensation expense over the options' vesting period as discussed in Note 8 is immaterial. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31 2004	Year ended December 31 2003	Year ended December 31 2002

Net income, as reported	$1,112,379	$3,091,155	$2,241,906

Add: Stock-based employee compensation expense included in reported net income	-	-	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(32,787)	(10,157)	(27,474)

Proforma net income	1,079,592	3,080,998	2,214,432

Earnings per share:
Basic - as reported	$0.13	$0.36	$0.26
Basic - pro forma	0.12	0.36	0.26

Diluted - as reported	$0.13	$0.35	0.25
Diluted - pro forma	0.12	0.35	0.25

RESTRICTED CASH: Certain cash balances are pledged to guarantee the Company's performance under the loan agreements. As of December 31, 2004, a cash deposit of $5,000,000 is recorded as Other Assets rather than Current Assets, because it is blocked until the sale of certain vessels. As of December 31, 2003, the Company had retention accounts totalling $615,455, which were dedicated to the repayment of current portion of Long Term debt and were as such classified as Current Assets.

EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock. All prior period basic and diluted earnings per share calculations presented have been restated to reflect the impact of the stock dividend declared in April 2004.

Earnings Per Share	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

Numerator:
Net income available to common stockholders	$1,112,379	$3,091,155	$2,241,906

Denominator:
Weighted average number of common shares	8,737,627	8,669,287	8,640,311
Dilutive effect of employee stock options	105,377	141,275	163,148
Diluted average number of common shares	8,843,004	8,810,562	8,803,459

Earnings per common share:
- Basic earnings per share	0.13	0.36	0.26
- Diluted earnings per share	0.13	0.35	0.25

There were no options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for each period presented.

TAXATION: The Company is not subject to corporate income taxes in Liberia because its income is derived from non-Liberian sources. Additionally, the Company believes that it is not subject to corporate income taxes in other jurisdictions, including the United States.

RECEIVABLE FROM INSURANCE: Insurance receivables correspond to amounts recoverable under either Hull & Machinery insurance or Loss of Earnings insurance. Hull & Machinery insurance covers repair costs beyond a certain deductible and Loss of Earnings insurance covers the loss in revenues resulting from the immobilization of the vessel beyond a certain number of days. The vessel values covered and the values of the deductibles are negotiated every year with the insurance companies and the premiums are fixed accordingly. The Company's insurance claims are handled by the insurance experts of the technical managers' insurance department. The technical managers' insurance department liaise on a regular basis with the underwriters prior to and during the submission of a claim. The submission of an insurance claim following the occurrence of an incident or accident is always decided on a case by case basis by the Company's Management after discussion with the technical managers insurance department and/or the Insurance Adjusters. Upon submission of an insurance claim, the Company immediately records the loss corresponding to the deductible in the operating expenses of the vessel. The repair costs incurred by the Company or the insured hire are recorded as receivable from insurers; such amounts are based on discussions between the Company technical managers and the insurance underwriters which indicate that the recovery is probable. Such amounts never include contingent gains as the Insurers repay the costs incurred on the basis of invoices after deduction of a deductible. The Receivable from Insurance are reviewed by Management and Technical Managers insurance department and /or insurance adjusters at least on a quarterly basis and adjusted if necessary.

LOSSES / GAINS ON DEBT EXTINGUISHMENT: Losses or Gains on repurchases of Notes, if any, were calculated as the face value of the Notes repurchased, minus amount paid for the Notes, minus brokerage commission, if any, minus write off of the corresponding portion of issuance costs.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARD: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

The Company plans to adopt Statement 123 using the modified-prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 "Stock-Based Compensation" to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company did not recognize any amount of operating cash flows in prior periods for such excess tax deductions.

NOTE 2:	RELATED COMPANY TRANSACTIONS

Until May 2003, the Vlasov Group was the main shareholder of the Company. On May 13, 2003, Vlasov Investment Corporation sold all of the 4,168,000 shares of Common Stock of MC Shipping that it owned (approximately 47.78%) to V. Investments and Navalmar.

As of May 14, 2003, V. Investments Limited, V. Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. Following the purchase of additional shares in the open market by Navalmar in the later part of 2004, V. Investments and Navalmar control now over 50% of the outstanding stock of the Company.

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

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) is also the Chief Executive Officer of V. Investments Limited, a subsidiary of V. Ships handling the financial, commercial and investment activities of the group; he is a Director and minority shareholder of V. Holdings Limited, the holding company of the V Ships group; he is joint managing director of AL Ships, a marketing company jointly owned by V Ships and KGAL and a director of Finship, a Rotterdam based financial advisory company jointly owned by V Ships and ING Bank. Mr Biggi is the President and Chief Executive Officer of V. Holdings Ltd and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr Biggi is also President and Managing Director of V.Ships Inc. and a shareholder of Greysea, which owns a participation in V.Ships. Mr Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that any of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships for the technical operation of all the Company's fleet, excluding the sea-river vessels which are managed by another independent vessel manager because of the specialised nature of the trade and excluding the vessels which are on bareboat charter which are managed by the charterer.

The Agreements are "cost-plus" contracts under which the Company reimburses all costs incurred by V. Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2004, the management fees were fixed at the rate of $8,855 per vessel/per month for the container ships and the La Forge and at the rate of $8,753 per vessel/per month for the other LPG carriers managed by V.Ships (in 2003, $8,600 and $8,500 respectively).  In 2004, $1,150,926 were paid by the Company to V.Ships for services provided to the Company pursuant to the Agreements (2003 - $1,128,000; 2002 - $1,233,510).

If the Company deems it necessary to employ the services of V.Ships in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to a commercial chartering commission determined in the light of current industry practice. This commission can vary between 0.5% and 1.25% of such vessels' gross charter revenue and demurrage. In 2004 no commercial chartering commissions were paid by the Company to V.Ships (2003 - $4,500; 2002 - $81,714).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In 2004, legal fees and expenses totalling $33,443 were paid by the Company to affiliates of V.Ships (2003 - $9,220; 2002 - $35,493).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2004, the rental cost and telecommunications expenses paid to affiliates of V. Ships were approximately $133,416 (2003 - $101,218; 2002 - $88,365).

In August 2004, the Company entered into a service agreement with V. Investments Limited whereby, the Company pays a fee of S£10,000 per month in consideration of V Ships permitting the Chief Executive Officer to provide his services to the Company. V Ships is also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services.

The Company outsources some bookkeeping functions to an affiliate of V.Ships. In 2004, the Company paid a total of approximately $31,000 for such accounting services (2003 - $31,000; 2002 - $32,375). In 2003, $5,700 were paid to the Vlasov Group for the outsourcing of some bookkeeping tasks.

In addition, on a case by case basis, as technical manager of the Company's fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates to arrange for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services described below. The payments described below represent part fees and for the most part payments to third parties.

Up to the later part of 2004, the Company placed part of its vessel hull and machinery insurance, increased value insurance and war risk insurance through a captive insurance company, affiliated with V. Ships. In 2004, the Company was charged with insurance premiums of approximately $706,946 which were included in vessel operating expenses (2003 - $919,127; 2002 - $993,595).

The Company uses, for crew and staff travelling, the services of a company affiliated with V.Ships. In 2004, such travelling expenses amounted to approximately $267,670 and were included in vessel operating expenses or in general and administrative expenses (2003 - $278,831; 2002 - $144,577).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2004, the Company paid to these companies approximately $313,754 for port and other costs, which were included in vessel operating expenses (2003 - $480,660; 2002 - $344,018).

The Company uses various companies affiliated with V.Ships for manning, safety and training. . In 2004, such expenses amounted to approximately $346,129 and were included in vessel operating expenses (2003 - $347,179; 2002 - $563,954).

At December 31, 2004, the Company had intercompany balances of trade accounts receivables of $80,492 due from affiliates ($76,094 in 2003).

NOTE 3:	ACQUISITIONS AND SALES OF VESSELS

There was no acquisition or sale of vessels in 2004. In July 2003, the Company sold four second-hand container vessels to a non-affiliated party for $21,200,000 and recorded a gain of $1,785,253.

NOTE 4:	LOSS ON IMPAIRMENT OF VALUE OF ASSETS

As of December 31, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for impairment loss was required. In January 2005, the Company received appraisals for its gas fleet from leading independent shipbrokers. The market value of the container vessels was assumed to be equal to the sale price received in January 2005. On this basis, the appraised value of the Company's entire fleet was approximately $91,850,000 compared to a book value of $57,051,369 on December 31, 2004.

In March 2003, the Board had approved the sale of two vessels. The vessels were written down to the lower of book value or fair market value less costs to sell. Since these vessels were not sold, they were reclassified from "held for sale" to "held and used" at the end of 2003 and reinstated at the lower of (1) carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used or (2) fair value at year end. The provision for estimated impairment loss recorded in 2003 was $2,693,650.

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144.

To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market values are assessed by the President on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels. If a vessel is in the process of being sold, the sale price is its market value and no broker appraisals are made.

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

-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks,
-	Days on hire are estimated at a level consistent with the Company's on-hire statistics (see Revenue - Results of Operations - Management Discussion and Analysis Section).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value.

NOTE 5:	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(in thousands $)

11.25% Senior Notes due 2008	-	27,640
Fortis/BNP amortising loan due 2006	-	16,217
Scotiabank amortising loan due 2006	-	7,404
Fortis amortizing loan due 2010	45,000	-
	45,000	51,261
less current portion	7,500	4,179
Long term debt	37,500	47,082

In March 1998, the Company issued $100,000,000 of 10-year Senior Notes (the "Notes"). The Notes were issued pursuant to an Indenture (the "Indenture") between the Company and Bankers Trust Company as trustee. Interest on the Notes was payable semi-annually in arrears on March 1 and September 1 at a rate of 11.25% per annum. The Notes were senior unsecured obligations of the Company. The Company's obligations under the Indenture were guaranteed on a senior unsecured basis by substantially all of the Company's existing vessel-owning subsidiaries. The Indenture contained various business and financial covenants. The Board of Directors had authorised Management to repurchase Notes in the open market at times, prices and volumes, which Management deemed appropriate. In the last three years, the following repurchases have taken place in the open market:

Year	face amount	net gain on
		repurchases

2002	$180,000	$94,598
2003	$7,000,000	$2,620,477
2004	$6,540,000	$363,119

On September 30, 2004 the Company called the remaining $21.1 million of Notes outstanding. The date fixed for redemption was November 1, 2004 and the redemption price was 103.75% in accordance with the terms of the Indenture. The Company recorded a net loss of $975,918, corresponding to the call premium for $791,250 and the write off of the Notes issuance costs for $183,938.

The Company had a long-term debt agreement with Fortis Bank and Banque Nationale de Paris ("BNP") obtained in June 1998. The facility bore interest at LIBOR plus 1.25% and the final repayment date was fixed at June 30, 2006. The vessel-owning subsidiaries had granted ship mortgages over their vessels as security for the advances and the Company had issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) were determined in relation to each drawing at the time the advances are made by reference to the ages and to the types of vessels acquired. The outstanding amount of this facility $14,729,815 was fully repaid on October 27, 2004.

In September 2001, the Company was granted a $17,700,000 credit facility by The Bank of Nova Scotia ("Scotiabank"). The facility consisted of two advances, bore interest at LIBOR plus 2% and was non-recourse to the Company:

- A first advance of $13,462,500 was drawn by one of the Company's wholly owned subsidiaries in order to finance the acquisition of a second-hand LPG vessel. This first advance was repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap's notional amount and duration followed the scheduled repayments of the underlying loan. On September 30, 2004, the swap was cancelled at a cost of $124,500 and the cancellation cost was recorded as interest expense. The outstanding amount of this facility $5,385,000 was fully repaid on October 27, 2004.

- A second advance of $4,237,500 had been drawn by two of the Company's wholly owned subsidiaries, to refinance second-hand containerships acquired in 1998. The outstanding amount of this second advance $1,059,375 was fully prepaid on March 24, 2003 and the corresponding swap cancelled.

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

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt. The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly instalments. The borrowers are the existing vessel-owning subsidiaries (except for the sea river subsidiaries) and have granted ship mortgages over their vessels as security. The Company has issued a guarantee in relation to the facility. The Company used the proceeds of this facility to repay all its outstanding long term debt. The loan agreement contains debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels and minimum tangible net worth. At December 31, 2004, tangible net worth exceeded the minimum requirement by $3,666,049. Concurrently, the Company entered into an interest rate swap agreement to hedge the Company's interest rate exposure associated with a portion of the Fortis Loan. As of December 31, 2004, the swap agreement had a notional amount of $30,000,000, a fair market value of $209,330 in favour of the Company and an interest rate of 3.075% (excluding the margin). It will expire in October 2007.

An amount of $132,181, representing the unamortized balance of the issuance costs of the bank debt was written off at the time of the refinancing.

The Company has complied with all applicable debt covenants, or received the appropriate waivers from lenders, for all periods presented.

Aggregate maturities of long-term debt in each of the five years subsequent to December 31, 2004 are as follows:

2005	$7,500,000
2006	$7,500,000
2007	$7,500,000
2008	$7,500,000
2009 and thereafter	$15,000,000
Total	$45,000,000

The interest rates applicable to the Company's long-term debt as of December 31, 2004 ranged from 3.36% to 4.325%. During the year ended December 31, 2004, interest paid in relation to the Notes and other long-term debt totalled $4,208,195 (2003 - $5,114,613; 2002 - $6,113,656).

NOTE 6:	FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2004 and 2003, financial instruments had the following values:

		2004		2003
		Fair Value	Book Value	Fair Value	Book Value
Cash & Cash Equivalents	(a)	11,629,896	11,629,896	$16,446,582	$16,446,582
Restricted Cash	(a)	5,000,000	5,000,000	615,455	615,455
Long-term debt:
Current portion	(b)	7,500,000	7,500,000	4,179,553	4,179,553
Non-current portion:
- Variable rate	(b)	37,500,000	37,500,000	14,729,815	14,729,815
- Fixed rate	(c)	-	-	30,898,375	35,044,375
Interest rate swaps	(d)	209,330	209,330	(286,894)	(286,894)

a)	Carrying value approximates market value due to short-term maturities.
b)	Carrying value approximates market value as variable interest rates approximate market rates.
c)	Since there was no active market for the Notes, the market value of the Notes at December 31, 2003 was assumed to be equal to the price paid in early 2004.
d)	Fair value estimated as the amount the Company would have received or paid, had the interest rate swaps been terminated on the balance sheet date.

NOTE 7:	CHANGES IN SHAREHOLDERS' EQUITY

With effect from April 1, 1998, directors who are not officers of the Company or of an affiliated Company, each receive $5,000 out of their total annual compensation by the allotment of shares of the Company's common stock of equivalent value. Pursuant to this arrangement, 21,804, 19,736 and 12,052 shares of Stock (representing $20,000 of compensation expense in each year) were issued to the independent directors in respect of the twelve month periods ended March 31, 2002, 2003 and 2004, respectively. The total amount of compensation expense recognized in connection with the issuance of shares to directors amounted to $20,000 for each of the twelve month period ended March 31, 2002, 2003 and 2004. Further shares will be similarly transferred in future years.

In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20: 415,513 shares were issued to that effect, of which 221,730 shares were distributed from treasury stock. As a result of the Company's accumulated deficit position, the stock dividend declared and issued in 2004 was accounted for as a reduction in Additional Paid-in Capital.

In 2004, 29,901 shares were issued and 100,000 options granted under the stock option plan (see
Note 8).

As of December 31, 2004, accumulated comprehensive income was $261,602 and consisted of foreign currency translation adjustment of $52,272 and unrealised gains on cash flow hedges of $209,330. As of December 31, 2003, these amounts were respectively $(195,391), $91,503 and $(286,894).

NOTE 8:	STOCK OPTION PLAN

On June 20, 2001, the shareholders authorised the creation of a Stock Option Plan for the Company's employees. A maximum of 407,871 shares or 5% of the Company's outstanding shares were authorised for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option and vest 25% per annum, commencing one year after the grant date of the respective option. All options granted under this plan expire ten years after the creation of the plan, on June 20, 2011, regardless of the grant date. Options granted under this plan are granted with an exercise price equal to the average of the Company's stock price over the ten days prior to the grant date.

On June 20, 2001, the Company's Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share. The intrinsic value of these options on the grant date was $0.128 per share. On September 17, 2004, the Company's Board of Directors approved the issuance of 100,000 options to the new CEO at an exercise price of $2.36 per share. The intrinsic value of these options on the grant date was $0.44 per share.

In connection with the issuance of these options, the Company has not recognized compensation expense in the consolidated income statements as the amount of amortization of the intrinsic value of the options to be recorded as expense over the options' vesting period in accordance with the accelerated expense attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans" is immaterial.

The following table summarizes the activity under the stock plan:

	2004	2004	2003	2003	2002	2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at the beginning of the year	100,992.622		163,148.622		163,148.622
Options granted	100,000	2.36	-	-	-	-
Options exercised	29,901.622		48,614.622		-	-
Options forfeited	28,680.622		13,542.622		-	-
Options outstanding at the end of the year	142,411	1.84	100,992.622		163,148.622
Options exercisable at the end of the year	19,350.622		26,189.622		40,787.622

Options outstanding at December 31, 2004 had exercise prices of $0.622 per share or $2.36 per share and, as of December 31, 2004, all options had remaining contractual lives of 6.47 years.

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

	2004	2003	2002
Risk-free interest rate	3.6%	-	-
Volatility	58%	-	-
Expected option term (in years)	4	-	-
Dividend yield	3.5%	-	-

The weighted average fair value of stock options granted during the year ended December 31, 2004 was $1.23 per share. For purposes of pro forma disclosures, because the options vest on a pro-rata basis, the estimated fair value of the options is amortized to expense over the options' vesting period in accordance with the accelerated expense attribution method under FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans". Because options vest over several years and additional grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

NOTE 9:	CHARTERS

Eleven out of the Company's thirteen vessels are currently fixed on time charters. Future minimum revenues from these non-cancellable charters (excluding the revenues of the four vessels that were sold in January 2005 - see Subsequent Events) are as follows:

2005	$ 15,757,500
2006	$ 7,960,000
2007	$ 2,170,625

The Company performs ongoing evaluations of the credit risk of its charterers.

In 2004, the Company had three charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $12,202,388, $8,817,095 and $8,281,170 respectively representing 38.3%, 27.6% and 26.0% of total revenues from charterhires. In 2003, the Company had four charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $12,811,153, $7,716,061, $7,605,471 and $4,692,500 respectively representing 35.8%, 21.6%, 21.2% and 13.1% of total revenues. In 2002, the Company had four charterers from which revenues exceeded 10% of total revenues from charterhires. Revenues from these charterers amounted to $14,445,621, $8,389,006, $7,290,522 and $6,245,554 respectively representing 34.5%, 20.0%, 17.4% and 14.9% of total revenues.

NOTE 10:	2004 AND 2003 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2004
	Quarter ended
	March 31	June 30	September 30	December 31
Charterhire and Other Revenue	$7,895,776	$7,881,660	$8,127,173	$7,990,784
Gain/(loss) on debt extinguishment	423,595	(20,355)	(40,121)	(1,107,369)
Net Income as previously reported	859,684	670,800	493,837	-
Additional depreciation	(59,286)	(134,355)	(134,355)	-
Net Income / (loss)	800,398	536,445	359,482	(583,946)

Basic per share amounts
Net Income as previously reported	$0.10	$0.08	$0.06	-
Net Income	$0.09	$0.06	$0.04	$(0.07)

2003
	Quarter ended
	March 31	June 30	September 30	December 31
Charterhire and Other Revenue	$10,315,937	$9,882,431	$7,911,048	$7,688,106
Impairment (loss)/gain	(2,951,515)	32,865	-	225,000
Gain on sale of vessel	-	-	1,785,253	-
Gain on debt extinguishment	2,620,477	-	-	-
Net Income	468,728	515,231	1,364,452	742,744

Basic per share amounts
Net Income	$0.05	$0.06	$0.16	$0.09

At the beginning of 2004, in view of rising scrap prices in the last years, Management decided to increase for accounting purposes the estimated residual values of its container vessels. The net effect of this change of estimate was to reduce depreciation and to increase net income by $327,997 in the first three quarters of 2004. Subsequently the Company reconsidered this change in accounting estimate and consequently has reflected the aggregate depreciation charge of $327,997 in the first three quarters of 2004.

NOTE 11:	CONTINGENCIES

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

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. The buyer had the option to give the vessel back on charter to the Company in November 2004 for 12 months at a daily rate of $17,900, then a second option in November 2005 for a period of 6 months at a daily rate of $17,500. The first option was not exercised. The aggregate amount of the Company's commitment under the second option is approximately $3,182,000 as follows:

2005	$ 542,000
2006	$ 2,640,000
total	$ 3,182,000

These amounts do not take into consideration any revenues the Company will earn from chartering out the vessel to another party. As of March 2005, the current market rate for twelve month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,500. So, the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance today, however, as to where market rates will be in November 2005.

NOTE 12: SUBSEQUENT EVENTS

On January 20, 2005 the Company sold four container vessels to Munia Mobiliengesellschaft mbH & Co. KG ("Munia"), a special purpose German KG company formed by the German finance house KGAL, a German KG, for a total price of $30 million.  As part of the transaction, the Company will guarantee certain levels of operating expenses and of employment for a fee. Concurrently, the Company invested $4 million in Munia for 26.32% equity participation. The other stakeholders in the vessels are expected to be German individual investors. The vessels will continue on their charter to Maersk and will continue to be managed by V.Ships.

At the time of sale, the Company prepaid $15 million under the $45 million long term debt agreement with Fortis Bank entered into in October 2004 to refinance the Company's outstanding debt. The repayment schedule of the loan was reduced proportionately. Concurrently with such prepayment, the $5 million cash collateral held by Fortis Bank were released. The net proceeds of the transaction, $11 million, are expected to be reinvested in new vessel acquisitions. The transaction resulted in a net profit of approximately $17.8 million, which the Company will defer over the remaining economic life of the vessels (approximately four years).

The Company is in the process of acquiring two very large liquefied petroleum gas carriers ("VLGCs") from the Bergesen Group of Norway. The vessels, M/v ‘Berge Flanders' of 75,000 m3 capacity (built 1991) and M/v ‘Berge Kobe' of 77,000 m3 capacity (built 1987) will be acquired for considerations of $50,717,250 and $32,260,000, respectively. The memoranda of agreements were signed on February 23, 2005 and the 10% down payments were made on March 8, 2005. Delivery is expected to take place in April 2005. Management intends to fund the acquisitions with a $68 million loan from Scotiabank Europe PLC and for the balance with internal cash resources. The vessels will be time-chartered to the Bergesen Group for a minimum period of five years.

The Company is in the process of acquiring 50% of another VLGC in a 50/50 joint venture with Petredec, a leading LPG trading and shipowning Company. The vessel M/v Isomeria of 59,725 m3 capacity, which was built in 1983, will be acquired by the joint venture for a total consideration of $16 million. The memorandum of agreement was signed on February 28, 2005 and the 10% down payment was made on March 16, 2005. The acquisition is expected to be funded with a combined $5 million equity contribution from MC Shipping and Petredec and a $11.5 million bank loan. The vessel will be time-chartered to Petredec for a period of four years.

______________________________

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year ended	Balance at Beginning Of Period	Charged to Costs And Expenses	Credited to Costs And Expenses	Balance at End of Period

DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:

Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2003	-			-
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2004
Allowance for insurance receivables	$110,000			$110,000

______________________________

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
______________________________

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 (the "Evaluation Date"). These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and to the Chief Financial Officer. Based on such review, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company's internal controls or, to the knowledge of the Company's Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company's internal disclosure controls and procedures subsequent to the Evaluation Date.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position

Charles B. Longbottom	74	Chairman of the Board of Directors
Antony Crawford	48	Chief Executive Officer and President
Dominique Sergent	50	Vice President, Chief Financial Officer and Treasurer
Graham G. Pimblett	50	Vice President, Chief Operating Officer
Enrico Bogazzi	64	Director
John H. Blankley	57	Director
Anton Pardini	41	Director
Horst Schomburg	75	Director
Tullio Biggi	65	Director

There are no family relationships between any of the directors and executive officers.

Mr. Longbottom has been a director of the Company since 1989 and was elected Chairman of the Board of the Company in May 2004. Messrs. Blankley and Schomburg were originally elected as directors at the 1995 annual meeting. Mr. Crawford and Bogazzi were elected as directors at the 2004 annual meeting, following the resignations of Messrs. Terrevazzi and Bonaventura. Messrs. Pardini and Biggi were appointed as directors in September and November 2004 to fill the vacancies caused by the departures of Messrs. Shaerf and Morel.

Under the Company's Articles of Incorporation, the Board of Directors is divided into two classes of at least three persons, each of whom is elected for a two-year term. Messrs. Longbottom, Pardini, Schomburg and Crawford are Class "A" directors and Messrs. Biggi, Bogazzi and Blankley are Class "B" directors. The Class "A" directors were re-elected at the 2004 Annual Meeting and serve until the 2006 Annual Meeting and the Class "B" directors were re-elected at the 2003 Annual Meeting and serve until the 2005 Annual Meeting. Officers are appointed by the Board of Directors and serve until their successors are appointed and qualified. The Articles of Incorporation and By-laws of the Company provide that the Company will, to the full extent authorized by the Business Corporation Act of Liberia, indemnify each of its officers and directors against judgements, fines, amounts paid in settlement, and expenses incurred in the defence of any action commenced against any such officer or director by reason of the fact that he is or was an officer or director of the Company.

Section 3.11 of the By-Laws of the Company provides that there shall be an Audit Committee of the Board of Directors (the "Committee") consisting of three or more directors, a majority of whom are not officers of the Company and are not currently and have not previously been employees of the Company, Navalmar, V.Ships or their respective affiliates. The Committee is currently comprised of Messrs. Longbottom, Schomburg, Pardini and Blankley, all of whom are independent directors. Section 3.11, which may not be amended or repealed except upon approval of the holders of two-thirds of the outstanding shares of Common Stock, provides that the Committee shall review the following matters and advise and consult with the entire Board of Directors with respect thereto:

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

The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees. The Code of Ethics is displayed on the Company's website: www.mcshipping.com.

In 2004, The Company's Board of Directors decided to set up a Nominating and Corporate Governance Committee consisting of three or more Independent Directors. Its members are currently the same as the Audit Committee. The purpose of the Nominating and Corporate Governance Committee is to:

-	Identify individuals qualified to become members of the Board of Directors of the Company and recommend to the Board nominees for election as Directors ;

-	Maintain oversight of the operation and effectiveness of the Board and the corporate governance and Management of the Company ;

-	Develop, update as necessary and recommend to the Board corporate governance principles and policies applicable to the Company, including the Company's Corporate Governance Guidelines ; and

-	Monitor compliance with such corporate governance principles and policies.

Antony S. Crawford was appointed Chief Executive Officer, President, Chief Operating Officer and a Director of the Company as of August 1, 2004. He is also a director and minority shareholder of V.Holdings Limited and the Chief Executive Officer of V. Investments Limited. He is a member of the Baltic Exchange. From 1983 to date, Mr. Crawford held various positions with V.Ships PLC (formerly Silver Line Ltd), which he had joined in 1983 as a ship-broker, when it was an affiliate of the Vlasov Group. From 1978 to 1983, Mr. Crawford worked as chartering manager with Euro Canadian Group, a con bulker operator, and from 1973 to 1978 as a shipbroker with shipbrokers Lambert Brothers Limited.

Dominique Sergent joined the Company in 1997 as Treasurer. She was appointed Vice President and Chief Financial Officer in January 2000. Her prior career includes positions as Vice President in the Capital Markets Group of Bankers Trust in New York, Vice President in the investment banking division of E.F. Hutton and in the international department of Banque Worms. Ms. Sergent holds an MBA degree from Harvard Business School.

Graham G. Pimblett was appointed Vice President, Operations of the Company in 1996 and Chief Operating Officer in November 2004. Mr. Pimblett has been with the Company from its foundation in 1989. Prior to that, he has worked within the Vlasov Group since 1971 and has held various operational positions during that period.

Charles B. Longbottom is the former Chairman of Seascope Shipping Limited and of Seascope Insurance Services Limited. He is also the former Chairman of Austin & Pickersgill Shipbuilders, A&P Appledore International, and of Illingworth Morris Pension Trustees Limited. Mr. Longbottom was previously a non-executive director of Newman Martin & Buchan Ltd. and a part-time member of the Board of British Shipbuilders. Mr. Longbottom is a former Member of the British Parliament.

Enrico Bogazzi is the Chief Executive Officer of and a majority shareholder in Bogazzi Fimpar SpA, which in turn is a controlling shareholder in Navalmar (UK) Limited, a major shareholder in the Company. He has directorships in a number of private shipping and shipping related companies in Europe. He holds a law degree from the University of Pisa.

John H. Blankley is the owner of Seafirst Capital, an independent consulting and investing Company, which he established in 1994. He is the former director and Chief Financial Officer of Hvide Marine Inc. Mr. Blankley was Chief Financial Officer and a director of BP North America Inc., he was also an Executive Vice President and Chief Financial Officer of Stolt-Nielsen Inc., and director and Chief Financial Officer of Harris Chemicals Group Inc.

Horst Schomburg is the Managing Director of MPC Steamship GmbH. He was previously the Chairman of the Advisory Board of Hamburg Südamerikanische Dampfschiffahrts Gesellschaft Eggert & Amsinck (Hamburg South American Shipping Company - "Hamburg-Süd"). Mr. Schomburg is also the former President and Chief Executive Officer, and a member of the Managing Board of Hamburg-Süd.

Tullio Biggi is President and Chief Executive Officer of V. Holdings Ltd and an executive officer of its principal subsidiaries which provide management related services to the Company. V. Holdings Ltd. is the parent company of V. Investments Limited, a major shareholder in the Company. He is President and Managing Director of V.Ships Inc. Mr. Biggi holds a Bachelor of Economics degree from the University of Genoa.

Anton Pardini is the Chief Investment Officer of Schnitzer Investment Corp. He was previously President and Chief Executive Officer of Lasco Shipping Co., and prior to that General Counsel for the Schnitzer Group of Companies, which then included Schnitzer Steel, Schnitzer Investment Corp., Lasco Shipping and several other companies.

(See also "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

ITEM 11: EXECUTIVE COMPENSATION

The aggregate cash compensation paid by the Company and its subsidiaries for services to the Company and its subsidiaries in all capacities to all executive officers of the Company (three individuals) in respect of the fiscal year ended December 31, 2004 was $671,409. This amount includes the severance payments made in 2004 and excludes the consideration paid to V. Investments Limited for the services of the Chief Executive Officer (see Compensation to Affiliates) and the bonus described below.

In 1997, the Company established an incentive plan for the benefit of senior management, under which participants may obtain cash bonuses subject to the Company meeting certain performance criteria. For 2002, a bonus of $90,406 was earned and paid in 2003. For 2003, a bonus of $210,000 was earned and paid in 2004. For 2004, a bonus of $97,026 was earned and paid in 2004 at the time that Vlasov sold its shares of the Company. The incentive plan was cancelled in November 2004.

In 2001, the Company initiated a Stock Option Plan for the benefit of its employees. On June 20, 2001, 163,148 stock options were granted to employees under this plan and 100,000 on September 17, 2004. (See Note 8. Stock Option Plan to the consolidated financial statements).

Starting October 1st, 2004, independent Directors' compensation was increased from $25,000 to $35,000 per year, with the exception of Mr. Longbottom's compensation that was increased from $25,000 to $45,000 per year as Chairman of the Board. The compensation is payable in cash and as to $5,000 by the allotment of shares of the Company's Common Stock of equivalent value. Each qualifying Director was allotted 5,451, 4,934 and 3,013 shares for the years ended March 31, 2002, 2003 and 2004, respectively. The total amount of compensation expense recognized in connection with the issuance of shares to directors amounted to $20,000 for each of the twelve month periods ended March 31, 2002, 2003 and 2004 (see Note 7 to the consolidated financial statements).

Certain directors and executive officers of the Company may receive additional compensation indirectly as a result of shareholdings in V.Ships. Mr. Antony Crawford (Chief Executive Officer, President and Director) is the Chief Executive Officer of V. Investments Limited; he is a Director and minority shareholder of V Holdings Limited. Mr Biggi is the President and Chief executive Officer of V. Holdings Ltd and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr Biggi is also President and Managing Director of V.Ships Inc. and a shareholder of Greysea, which owns a participation in V.Ships. See "ITEM 1: BUSINESS - COMPENSATION TO AFFILIATES" and "ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

In accordance with section 3.12 of the Company's By-Laws, the board of directors has designated from among its members a Compensation Committee, consisting of the independent directors, which reviews all matters related to executive compensation. The Committee is currently comprised of Messrs. Longbottom, Blankley, Schomburg and Pardini.

The Company has in force a policy of directors' and officers' liability insurance in the amount of $7,500,000 for the benefit of the directors and officers of the Company. The premium paid by the Company in respect of directors and officers as a group for the policy year ending June 30, 2005 was $116,150.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2004.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of February 10, 2005 by (i) each beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, nominees for director and executive officers and (iii) for all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

Name	Amount of Beneficial ownership	Percent

V. Investments Limited, V Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited (1)	2,087,246	23.81
Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi (1)	2,620,644	29.90
Charles B. Longbottom	35,774	*
John H. Blankley	35,573	*
Horst Schomburg	31,573	*
Graham Pimblett	29,901	*
Dominique Sergent	23,237	*
Tullio Biggi	2,100	*
Antony Crawford	-	*
Anton Pardini	-	*
Enrico Bogazzi	-	*
All officers and directors as a Group (9 persons)	158,158	1.80
* Less than 1%

(1) As of May 14, 2003, V. Investments Limited, V Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding.

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

SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2004

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	142,411	$1.84	186,945
Equity compensation plans not approved by security holders	-	-	-
Total	142,411	$1.84	186,945

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until May 2003, the Vlasov Group was the main shareholder of the Company. On May 13, 2003, Vlasov Investment Corporation sold all of the 4,168,000 shares of Common Stock of MC Shipping that it owned (approximately 47.78%) to V. Investments and Navalmar.

As of May 14, 2003, V. Investments Limited, V. Ships Group LTD., V Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. Following the purchase of additional shares in the open market by Navalmar in the later part of 2004, V. Investments and Navalmar control now over 50% of the outstanding stock of the Company.

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

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) is also the Chief Executive Officer of V. Investments Limited, a subsidiary of V Ships handling the financial, commercial and investment activities of the group; he is a Director and minority shareholder of V. Holdings Limited, the holding company of the V Ships group; he is joint managing director of AL Ships, a marketing company jointly owned by V Ships and KGAL and a director of Finship, a Rotterdam based financial advisory company jointly owned by V Ships and ING Bank. Mr. Biggi (Director) is a minority shareholder and director of Greysea, which owns a participation in V Ships. Mr Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that many of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates. The Audit Committee believes that the terms of all the transactions described herein with V.Ships were fair to the Company.

If the Company deems it necessary to employ the services of V.Ships as technical managers or in the chartering or commercial operation of any of the Company's vessels, V.Ships is entitled to remuneration determined in the light of current industry practice. For the rates of fees payable to V.Ships, see "COMPENSATION TO AFFILIATES" and Note 2. "RELATED COMPANY TRANSACTIONS".

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

Audit fees amounted to C£ 30,500 plus expenses in 2004, the same as in 2003. Our auditors do not provide non-audit services.

Year ended December 31	2004	2003
Audit fees	C£ 30,500	C£ 30,500
Audit related fees	C£ 25,000	-
Tax fees	-	-
All other fees	-	-
Total	C£ 55,500	C£ 30,500

Audit Committee's Pre-approval Policies and Procedures

Before the Company or its subsidiaries engage an accountant to render services, the engagement must be (i) approved by the Committee; or (ii) entered into pursuant to pre-approval policies and procedures, detailed as to particular service, established by the Committee. The Committee shall pre-approve all permissible non-audit services and all audit, review or attest engagements on the part of the Company's auditors, except pre-approval for (i) all such services which, in the aggregate, do not constitute more than 5% of the total amount of revenues paid by the audit client to its accountant in the fiscal year services are provided; (ii) such services which were not recognized by the Company as non-audit services at the time of the engagement; and (iii) such services which are promptly brought to the attention of the audit committee and approved prior to the completion of the audit by the audit committee or one or more designated representatives. The Committee must be informed of each service and may not delegate its responsibilities to the Company's Management.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following consolidated statements of MC Shipping Inc. and subsidiaries are included in ITEM 8:

(i)	Report of Independent Registered Public Accounting Firm;

(ii)	Consolidated Balance Sheets at December 31, 2004 and 2003;

(iii)	Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002;

(iv)	Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002;

(v)	Consolidated Statements of Shareholders' Equity for the Years ended December 31, 2004, 2003 and 2002; and

(vi)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule

(i)	Schedule II - Valuation and Qualifying Accounts

(a)(3)	Exhibits

	3.1	-	Articles of Incorporation, as amended, of the Company (incorporated by reference to the Company's Form 8-K filed on January 7, 2003).
	3.2	-	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Company's Registration Statement on Form S-1 (33-27847)).
	4.1	-	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (33-27847)).
	10.1	-
Agreements dated June 17, 2003 for the sale of containerships Maersk Constantia, SV Sederberg, SV Heldenberg, SV Winterberg (incorporated by reference to Exhibits (a,b,c,d) to the Company's Form 10-Q for the quarter September 30, 2003).

	10.2	-	Loan Agreement with Fortis Bank and Guarantee Agreement dated October 11, 2004
	21	-	List of Subsidiaries.
	31	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.
	32	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

The Company will furnish to its shareholders copies of any exhibits to this Form 10-K upon request to the Secretary of the Company for a fee limited to the duplicating and postage costs associated with any such mailing.

(b)	Reports on Form 8-K filed after December 31, 2004:

The Company filed a report on form 8-K on January 26, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorised.

MC SHIPPING INC.
(Registrant)

Date: March 18, 2005	/S/ ANTONY S CRAWFORD
Antony. S. Crawford
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DOMINIQUE SERGENT	Vice President, Chief Financial	March 18, 2005
Dominique Sergent	Officer and Treasurer
(Principal Accounting Officer)

/S/ CHARLES B. LONGBOTTOM	Chairman of the Board	March 18, 2005
Charles B. Longbottom

/S/ JOHN H. BLANKLEY	Director	March 18, 2005
John H. Blankley

/S/ ANTON PARDINI	Director	March 18, 2005
Anton Pardini

/S/ HORST SCHOMBURG	Director	March 18, 2005
Horst Schomburg

/S/ TULLIO BIGGI	Director	March 18, 2005
Tullio Biggi