Form 10-Q
period 2005-03-31
MC SHIPPING INC
filed 2005-05-12
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________

Quarter ended March 31, 2005	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)
_________________________

LIBERIA	98-0101881
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
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

YES	Ö	NO

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	Ö

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
March 31, 2005
Common stock,
par value $.01	8,776,657

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 : FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets - March 31, 2005 and December 31, 2004.	3

	Consolidated Statements of Income for the quarters ended March 31, 2005 and March 31, 2004	5

	Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and March 31, 2004.	6

	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
		15
Item 3. Market Risk		18

Item 4. Controls and procedures		19

PART II:	OTHER INFORMATION	20

	Signatures	21

	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003	22

Exhibits		24

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31	DECEMBER 31
	2005	2004
	(UNAUDITED)
CURRENT ASSETS
Cash	$18,339,986	$11,629,896
Hire receivables	8,370	4,835
Recoverable from insurers	60,884	55,529
Inventories	247,754	1,044,353
Receivables from affiliates	929,759	80,492
Prepaid expenses and other current assets	1,866,582	1,280,088
TOTAL CURRENT ASSETS	21,453,335	14,095,193

VESSELS, AT COST	72,185,544	109,303,246
Less accumulated depreciation	(26,479,721)	(52,251,877)
	45,705,823	57,051,369
OTHER ASSETS
Down payments on acquisitions of vessels	8,297,725	-
Investments in Associated Companies	4,718,049	-
Furniture & Equipment (net of accumulated depreciation of $25,727 at March 31, 2005 and $30,645 at December 31, 2004)	4,663	-
Dry-docking costs (net of accumulated amortisation of $1,472,733 at March 31, 2005 and $3,439,685 at December 31, 2004)	1,831,568	3,829,590
Restricted Cash	-	5,000,000
Debt issuance costs (net of accumulated amortisation of $16,813 at March 31, 2005 and $10,323 at December 31, 2004)	224,549	340,916
TOTAL ASSETS	$82,235,712	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31	DECEMBER 31
	2005	2004
	(UNAUDITED)

CURRENT LIABILITIES
Accounts payable	$570,511	$529,960
Hire received in advance	584,843	584,843
Accrued expenses	2,040,558	3,045,787
Accrued interest	221,056	319,923
Current portion of long term debt	5,000,000	7,500,000

TOTAL CURRENT LIABILITIES	8,416,968	11,980,513

LONG TERM DEBT
Secured Loans	23,750,000	37,500,000

TOTAL LIABILITIES	32,166,968	49,480,513

DEFERRED GAIN ON SALE OF VESSELS	16,788,717	-

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value 20,000,000 shares authorised - 8,776,657 shares issued	87,767	87,660
Additional paid-in capital	51,288,307	51,280,010
Accumulated deficit	(18,745,962)	(20,792,717)
Accumulated other comprehensive income	649,915	261,602

	33,280,027	30,836,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,235,712	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Quarters ended March 31, 2005 and March 31, 2004
(UNAUDITED)

	MARCH 31	MARCH 31
	2005	2004

CHARTERHIRE AND OTHER INCOME	$6,238,486	$7,895,776

COSTS AND EXPENSES
Commission on Charterhire	(153,856)	(190,374)
Vessel Operating Expenses	(2,723,867)	(4,385,901)
Amortisation of Dry-docking Costs	(220,668)	(355,160)
Depreciation	(1,178,276)	(1,285,587)
General and Administrative Expenses	(536,402)	(332,228)
OPERATING INCOME	1,425,417	1,346,526

OTHER INCOME/(EXPENSES)
Interest Expense	(354,349)	(1,005,221)
Interest Income	133,571	35,498
Recognized deferred gain on sale of vessels	926,567	-
Equity in losses of associated companies	(84,451)	-
Gains on Repurchases of Notes	-	423,595
NET INCOME	$2,046,755	$800,398

EARNINGS PER SHARE
Basic earnings per share	$0.23	$0.09
Diluted earnings per share	$0.23	$0.09
Weighted average number of shares outstanding	8,772,857	8,724,021
Diluted weighted average number of shares outstanding	8,909,194	8,825,013

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Quarters ended March 31, 2005 and March 31, 2004
(UNAUDITED)

	MARCH 31	MARCH 31
	2005	2004
OPERATING ACTIVITIES:
NET INCOME	$2,046,755	$800,398
Adjustments to reconcile Net Income to net cash provided from operating Activities
Depreciation	1,178,276	1,285,587
Recognized deferred gain on sale of vessels	(926,567)	-
Amortisation of Dry-docking costs	220,668	355,160
Amortisation of issuance costs	10,979	37,580
Dry-docking Costs Capitalised	(25,842)	(110,112)
Gains on repurchases of Senior Notes	-	(423,595)
Comprehensive income	388,313	1,462
Share of losses of associated companies	84,451	-
Shares issued to directors	2,332	-
Changes in Operating Assets and Liabilities:
Hire receivables	(3,535)	9,549
Recoverable from insurers	(5,355)	143,709
Inventories	796,599	89,651
Receivables from affiliates	(849,267)	2,093
Prepaid expenses and other current assets	(586,494)	(99,349)
Accounts payable	40,551	518,928
Accrued expenses	(1,005,229)	(646,017)
Accrued interest	(98,867)	(913,554)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	$1,267,768	$1,051,490
INVESTING ACTIVITIES:
Purchase of office equipment	(4,852)	80
Sale of vessels	29,802,138	-
Investments in Associated Companies	(4,802,500)	-
Down payments on vessel acquisitions	(8,297,725)	-
Change in restricted cash	5,000,000	473,162
NET CASH PROVIDED FROM INVESTING ACTIVITIES	$21,697,061	$473,242
FINANCING ACTIVITIES:
Repayments of long-term debt	(16,250,000)	(1,416,652)
Repurchases of Senior Notes	-	(3,037,500)
Issuance of stock	6,072	-
Debt issuance costs	(10,811)	-
NET CASH USED BY FINANCING ACTIVITIES	$(16,254,739)	$(4,454,152)

INCREASE / (DECREASE) IN CASH	6,710,090	(2,929,420)
CASH AT BEGINNING OF PERIOD	11,629,896	16,446,582
CASH AT END OF PERIOD	$18,339,986	$13,517,162

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is incorporated in the Republic of Liberia and, as of March 31, 2005, through its subsidiaries, owned and operated nine vessels comprising seven liquefied petroleum gas (“LPG”) carriers and two multipurpose seariver vessels. In addition, the Company has a 25.8% percent interest in four containerships.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Investments of 20-50% ownership in associated companies are accounted for under the equity method.

REVENUE RECOGNITION: Charter revenues are derived from time charters, voyage charters and/or bareboat charters. Time charter and bareboat charter revenue is recognised on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method. Other income includes demurrage, pooling of income or lumpsum expenses and guarantee fees.

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

IMPAIRMENT OF LONG LIVED ASSETS: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the Company writes down the value of vessels to fair value when information, typically in the form of appraisals and cash flow forecasts, indicates that the carrying value of such vessels is not recoverable. Assets to be disposed of are valued at the lower of carrying amount or fair value less cost to sell. Depreciation is not recorded on the vessels that are earmarked for sale, as such vessels are included in the financial statements at their market value, and such value is reviewed at the end of each quarter (see Note 6).

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different type of charter.

COMPREHENSIVE INCOME: Comprehensive income consists of foreign currency translation adjustment and unrealised gains or losses on cash flow hedges.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. The write-offs of debt issuance costs associated with the Company’s repurchases and retirements of Notes were recorded as a reduction of Gains on repurchases of Notes. In January 2005, an amount of $116,194 representing a portion of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the Fortis Loan, was written off at the time of sale of the container vessels and recorded as a reduction of the Deferred Gain on the sale.

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

RESTRICTED CASH:  Certain cash balances are pledged to guarantee the Company’s performance under the loan agreements. As of December 31, 2004, a cash deposit of $5,000,000 was classified as Other Assets, because it was blocked until the sale of the container vessels, which occurred on January 20, 2005.

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

	3 months Ended March 31, 2005	3 months Ended March 31, 2004

Numerator:
Net income available for common stockholders	$2,046,755	$800,398

Denominator:
Weighted average number of common shares	8,772,857	8,724,021
Dilutive effect of employee stock options	136,337	100,992
Diluted average number of common shares	8,909,194	8,825,013

Earnings per common share:
- Basic earnings per share	0.23	0.09
- Diluted earnings per share	0.23	0.09

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

RECOVERABLE FROM INSURERS: Insurance receivables correspond to amounts recoverable under either Hull & Machinery insurance or Loss of Earnings insurance. Hull & Machinery insurance covers repair costs beyond a certain deductible and Loss of Earnings insurance covers the loss in revenues resulting from the immobilization of the vessel beyond a certain number of days.

GAINS ON REPURCHASES OF NOTES: Gains on repurchases of Notes are calculated as the face value of the Notes repurchased, minus amount paid for the Notes, minus brokerage commission, if any, minus write off of the corresponding portion of issuance costs.

DEFERRED GAIN ON SALE OF VESSELS: Deferred gain on sale of vessels is calculated as the sale price of the vessels, minus book value of the vessels and of the dry-dock costs at the time of sale, minus transaction costs, minus write off of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the Fortis Loan corresponding to the $15 million prepayment. The deferred gain on sale of vessels will be recognized as income by the Company on a prorata temporis basis until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009 for the respective vessel after deduction of payments, if any, made under the Performance Guarantee in such quarter (see Item 2 - Management’s Discussion - Guarantees).

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company is the U.S. Dollar because the Company’s vessels operate in international shipping markets, which primarily transact business in U.S. Dollars. The Company’s accounting records are maintained in U.S. Dollars. A number of trade transactions related to normal vessel operations performed in other currencies during the year are converted into U.S. Dollars using the exchange rates in effect at the time of the transactions. At the balance sheet dates, trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates. Resulting gains or losses are recorded in vessel operating expenses.

STOCK-BASED COMPENSATION: The Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Options granted under this plan are granted with an exercise price equal to the average of the Company’s stock price over the ten days prior to the grant date. No stock-based employee compensation cost is reflected in operating results because the intrinsic value of the options at the grant date, to be recognized as compensation expense over the options’ vesting period as discussed in Note 9 is immaterial.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARD: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The Company expects to adopt Statement 123(R) on Jan 1, 2006.

NOTE 3: SALE AND PURCHASE OF VESSELS

On January 20, 2005, the Company sold four container vessels to MUNIA Mobiliengesellschaft mbH & Co. (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL, a German KG, for a total price of $29,843,360. After repayment of $15 million under the Fortis Loan (see Note 8. Long Term Debt), the sale generated a cash surplus of $14.8 million, of which $4 million was reinvested in Munia for a 25.8% equity participation (see Note 4 Investment in Associated Company). The sale generated a net accounting gain of $17,715,284, which was recorded as a deferred gain on sale of vessels. As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels (see Item 2 - Management’s Discussion - Guarantees).

On March 8, 2005, the Company made a $8,297,725 down payment on the purchase of the Berge Kobe and Berge Flanders two very large gas carriers (“VLGCs”) from the Bergesen Group of Norway equal to 10% of the purchase prices (see Note 10. Subsequent Events).

NOTE 4. INVESTMENT IN ASSOCIATED COMPANIES

In January 2005, the Company invested $4 million in MUNIA, a special purpose German KG company formed by the German finance house KGAL, a German KG. MUNIA purchased four container vessels from MC Shipping for a total consideration of $29.8 million and chartered them to AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. MUNIA contracted the technical management of the vessels out to V.Ships.

MUNIA is a limited partnership with equity in the amount of $15.5 million. The limited partners of MUNIA include MC Shipping with an equity contribution of $4 million (25.8%), V Ships (1%), ALCAS GmbH, a subsidiary of KGAL (1%) and MIRAN GmbH (72.2%). MIRAN expects to sell its limited partnership interests to certain German individual investors (the “Individual Investors”) who will enter into a trust agreement with a fiduciary partner.

MUNIA borrowed $18 million from Danmarks Skibskreditfond to finance the balance of the purchase price of the vessels and the working capital. The bank loan bears interest at LIBOR plus 1.05% and consists of four advances of $4.5 million each. Each advance is repayable in equal quarterly instalments of $450,000 plus a balloon due on February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The loan is secured by mortgages on the vessels and is non-recourse to the partners of MUNIA. Swap agreements were concurrently entered into, as a result of which the interest rate has been effectively fixed at rates ranging from 4.73 to 4.85% depending on the final maturity of each advance.

The managing partner is MUNIA Mobilien-Verwaltungsgesellschaft mbH (the “Managing Partner”). The Managing Partner has sole power of representation toward third parties and may, in the ordinary course of business without the consent of the partners, enter into management contracts, enter into any contract necessary for the operation of the vessels (purchase contracts, insurance policy, employment contracts, agency contracts), enter into the existing charter parties with Maersk, charter the vessels up to 6 months, change the vessel register or flag, enter into agreements regarding the placement of equity, enter into loan agreements, perform repairs on the vessels up to $500,000, grant credit to the suppliers, assume the bookkeeping and handle the payment of transactions, etc. The right to enter into agreements also includes the amendment and cancellation of such agreements. The financial statements of MUNIA to be prepared in USD currency and on the basis of German accounting principles will be signed by the Managing Partner.

The limited partners will participate in the profits and losses of the partnership in accordance with the ratio of their partnership interest, except that the net liquidity surplus resulting from the sale of each of the ships shall be allocated to the limited partners as follows: of the net sale proceeds of each of the four vessels, the first $3.9 million will be allocated to the Individual Investors, the next $1 million to MC Shipping, any amount in excess of $4.9 million will be shared 40% for MC Shipping and 60% for the Individual Investors. At March 31 2005, the share of loss of MUNIA included in the Company's financial statements was $84,451. MUNIA wrote-off in the first quarter costs associated with setting up the company and raising the equity and financing. It is expected that MUNIA’s subsequent quarters will be profitable. V.Ships will receive a fee of $230,000 from MUNIA as a broker fee on the acquisition of the vessels.

The original partnership agreement signed in January 2005 is currently being renegotiated and a new amended agreement is expected to be signed within a few days. It has already been agreed to raise the equity of the partnership from $15.2 to $15.5 million which reduces MC Shipping’s participation from 26.3% to 25.8% and to include V Ships and Alcas as partners. It is considered to introduce an Advisory Board consisting of representatives of the limited partners that will approve certain major decisions; the exact responsibilities and scope of such Board are still under discussion. There will be no changes on the repartition of profits and losses between the partners.

In March 2005, the Company entered into a 50/50 joint venture agreement with Petredec Limited, a leading LPG trading and shipping company, pursuant to which each joint venture partner acquired fifty percent of the issued share capital of Waterloo Shipping Limited (“Waterloo”). The purpose of the joint venture is to acquire the 1983-built, 59,725cbm LPG carrier ‘Isomeria’ (to be renamed ‘Galileo’) for a total consideration of $16 million and to charter the vessel to Petredec for a period of four years. As of March 31, 2005, the Company had invested $802,500 into the joint venture in order to pay its 50% share of the $1.6 million down payment on the vessel and share capital of Waterloo.

NOTE 5. RELATED COMPANY TRANSACTIONS

V.Investments Limited (“V.Investments”), V.Ships Group Ltd., V.Holdings Limited (“V.Ships”), Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited (“Navalmar”), Bogazzi Fimpar S.p.A., and Enrico Bogazzi control over 50% of the outstanding stock of the Company.

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) is also the Chief Executive Officer of V.Investments, a subsidiary of V.Ships handling the financial, commercial and investment activities of the group; he is a director and minority shareholder of V.Holdings Limited, the holding company of the V.Ships group; he is joint managing director of AL Ships, a marketing company jointly owned by V.Ships and KGAL; he is a director of Finship, a Rotterdam based financial advisory company jointly owned by V.Ships and ING Bank. Mr Biggi is the President and Chief Executive Officer of V.Holdings Ltd and an executive officer of its principal subsidiaries which provide management-related services to the Company. Mr. Biggi is also a shareholder of Greysea, which owns a participation in V.Ships. Mr. Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2005, the management fees are fixed at the rate of $9,250 per vessel/per month for the container vessels and the large LPG carriers and at the rate of $9,167 per vessel/per month for the small LPG carriers managed by V.Ships. In the first quarter of 2005, $269,607 were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements ($287,732 in the first quarter of 2004).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the first quarter of 2005, legal fees and expenses totalling $18,628 were paid by the Company to affiliates of V.Ships ($730 in the first quarter of 2004).

The Company leases office space from an affiliate of V.Ships. In the first quarter of 2005, the rental cost paid to the affiliate of V.Ships was approximately $24,369 ($21,608 in the first quarter of 2004).

In the first quarter of 2005, the Company paid approximately $6,750 for accounting services to an affiliate of V.Ships ($7,750 in the first quarter of 2004).

In August 2004, the Company entered into a service agreement with V.Investments Limited whereby, the Company pays a fee of £10,000 per month in consideration of V.Ships permitting the Chief Executive Officer to provide his services to the Company. V.Ships is also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services.

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V.Ships.

At March 31, 2005, the Company had balances of trade accounts receivable of $929,759 due from affiliates ($80,492 at December 31, 2004). This amount includes $648,289 receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels.

NOTE 6. PROVISION FOR IMPAIRMENT LOSS

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

Whenever a vessel’s market value is above its book value, the Company considers there is no indication of impairment. Whenever a vessel’s market value is below its book value, the Company considers there is a potential impairment and performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the vessel in order to determine if the book value of such vessel is recoverable. The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of the vessel exceeds the carrying value involve a considerable degree of judgment on the part of Management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the vessels.

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

The Company’s investment in MUNIA is also regularly reviewed for impairment. To consider whether there is an impairment indicator, the Company compares the scrap value of each container vessel at the end of each quarterly reporting period with the minimum threshold of $3.9 million, which corresponds to a full recovery of the investment (see Note 4. Investment in Associated Companies). Whenever the scrap market value of a vessel is below $3.9 million, the Company considers there is a potential impairment and performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the investment in MUNIA involve a considerable degree of judgment on the part of Management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the investment. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value.

At March 31, 2005, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of such assets were deemed to be recoverable.

NOTE 7. SHAREHOLDERS' EQUITY

The net income of $2,046,755 for the quarter ended March 31, 2005 has been recorded as a reduction in the accumulated deficit.

In March 2005, the Company's Board of Directors decided to distribute a dividend of $0.25 per share payable in four equal quarterly instalments of $0.625. The date of record for the first instalment is April 15, 2005 and the date of distribution April 29, 2005.

In March 2005, the Company’s Board of Directors has authorized the repurchase of up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock will be held in treasury.

The summary of changes in shareholders' equity during the quarter ended March 31, 2005 is as follows: -

	Common	Additional	Accumulated	Accumulated	Total
	Stock	Paid-in	Deficit	Other	Shareholders
	Par	Capital		Comprehensive	Equity
USD	Value			Income
December 31, 2004	87,660	51,280,010	(20,792,717)	261,602	30,836,555

Net Income			2,046,755		2,046,755

Foreign currency translation adjustment				66,613	66,613

Unrealised gains on cash flow hedges				321,700	321,700

Issuance of stock to Directors	9	2,323	-	-	2,332

Issuance of stock under stock option plan	98	5,974	-	-	6,072
March 31, 2005	87,767	51,288,307	(18,745,962)	649,915	33,280,027

NOTE 8. LONG TERM DEBT

In October 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank (the “Fortis Loan”) in order to refinance all of its outstanding debt. The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly instalments. The borrowers are the existing vessel-owning subsidiaries (except for the sea river subsidiaries) and have granted ship mortgages over their vessels as security. The Company issued a guarantee in relation to the facility. On January 20, 2005, upon the sale of the container vessels, the Company repaid $15 million and the repayment schedule of the remaining loan was reduced proportionately. An amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with such portion of the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. Concurrently with such prepayment, cash balances of $5 million held as collateral by Fortis Bank were released. As of March 31, 2005, the amount outstanding under the Fortis Loan was $28,750,000.

The loan agreement contains debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels and minimum tangible net worth. As of March 31, 2005, tangible net worth exceeded the minimum requirement by $8,223,910. The Company has complied with all applicable debt covenants for all periods presented.

In October 2004, the Company entered into an interest rate swap agreement to hedge the Company’s interest rate exposure associated with a portion of the Fortis Loan. As of March 31, 2005, the swap agreement had a notional amount of $28,750,000, a fair market value of $531,000 in favour of the Company and an interest rate of 3.075% (excluding the margin). It will expire in October 2007.

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

On June 20, 2001, the Company’s Board of Directors approved the issuance of 163,148 options to employees at an exercise price of $0.622 per share. On September 17, 2004, the Company’s Board of Directors approved the issuance of 100,000 options to the new CEO at an exercise price of $2.36 per share.

In the first quarter of 2005, 9,761 options were exercised. As of March 31, 2005, 142,411 options were outstanding and 9,967 stock options were exercisable. As of March 31, 2005, the stock price of the Company was $8.11.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter ended	Quarter ended
	March 31 2005	March 31 2004

Net income, as reported	2,046,755	800,398

Add: Stock-based employee compensation expense included in reported net income	-	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(14,969)	(3,590)

Proforma net income	2,031,786	796,808

Earnings per share:
Basic - as reported	0.23	0.09
Basic - pro forma	0.23	0.09

Diluted - as reported	0.23	0.09
Diluted - pro forma	0.23	0.09

NOTE 10:	SUBSEQUENT EVENTS

In April 2005, the Company acquired two very large gas carriers (“VLGCs”) from the Bergesen Group of Norway. The vessels, M/v ‘Berge Flanders’ of 75,000 m3 capacity (built 1991) and M/v ‘Berge Kobe’ of 77,000 m3 capacity (built 1987) were acquired for considerations of $50,717,250 and $32,260,000, respectively. The vessels are time-chartered to the Bergesen Group for a minimum period of five years. The acquisitions were funded with a $68 million loan from Scotiabank Europe PLC and for the balance with internal cash resources. The loan consists of two advances, bears interest at LIBOR plus 0.85% and is guaranteed by the Company:

-
the first advance of $41 million was drawn by one of the Company’s wholly owned subsidiaries, to finance the acquisition of the ‘Berge Flanders’. This advance is repayable over eleven years in twenty two equal semi-annual instalments of $1,772,500 plus a balloon of $2,005,000.

-
the second advance of $27 million was drawn by another of the Company’s wholly owned subsidiaries in order to finance the acquisition of the ‘Berge Kobe’. This advance is repayable over seven years in fourteen equal semi-annual instalments of $1,785,500 plus a balloon of $2,003,000.

The borrowers have granted ship mortgages over their vessels as security. Swap agreements were concurrently entered into with Scotiabank, as a result of which the variable rate, exclusive of margin, has been effectively fixed for the first five years at 4.58 % and 4.545% respectively for the first and second advance. The swap’s notional amount and duration followed the scheduled repayments of the respective advance.

In April 2005, Waterloo, a joint venture company set up on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built, 59,725cbm, LPG carrier ‘Galileo’ (ex ‘Isomeria’) for a total consideration of $16 million and chartered the vessel to Petredec for a period of four years. The vessel is technically managed by V.Ships. The Company and Petredec each advanced an amount of $2,481,524 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly instalments of $610,156 plus a balloon of $1,437,504 .The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on March 31, 2005.

Revenue

The Company had revenue from charterhire and other sources amounting to $6,238,486 for the quarter that ended on March 31, 2005 ($7,895,776 for the quarter that ended on March 31, 2004). The decrease in revenues is due to the sale of four container vessels in January 2005.

In the first quarter 2005, the Company's on-hire performance of the vessels on time charter was 98.45 % on a potential 708 days (for the first quarter of 2004, it was 98.6% on a potential of 1001 days).

Costs and Expenses

Commission on charterhire was $153,856 for the quarter that ended on March 31, 2005. It was $190,374 for the quarter that ended on March 31, 2004. The decrease is directly related to the reduction in revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $2,944,535 for the quarter that ended on March 31, 2005, representing a decrease of 38% from vessel operating expenses plus amortisation of dry-docking costs of $4,741,061 in the first quarter of 2004. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs decreased from 60.0% in the first quarter of 2004 to 47.2% in the first quarter of 2005. The decrease in operating expenses is due to the sale of four container vessels in January 2005. The decrease in vessel operating expenses as a percentage of revenues is due to some unexpected costs savings on the container vessels. Daily operating expenses per gas vessel (i.e. excluding the container vessels sold in January 2005) averaged $3,226 in the first quarter of 2005 as compared to $3,039 in the first quarter of 2004.

Depreciation totalled $1,178,276 in the first quarter of 2005 ($1,285,587 in the first quarter of 2004). The reduction is due to the sale of four vessels in January 2005.

General and administrative expenses amounted to $536,402 for the quarter that ended on March 31, 2005. They were $332,228 for the quarter that ended on March 31, 2004. The increase is the result of an increase in staff compensation (the size of the staff was increased from four to six employees and a cash bonus of $55,000 was paid to the staff in the first quarter of 2005)

Impairment loss

As of March 31, 2005, the Company evaluated the recoverability of its long term assets in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of such assets were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

In January 2005, the Company received appraisals for its gas fleet from leading independent shipbrokers. The market value of the container vessels was assumed to be equal to the sale price received in January 2005. On this basis, the appraised value of the Company’s entire fleet was approximately $91,850,000 compared to a book value of $57,051,369 as of December 31, 2004.

Other Income and Expenses

Interest expense amounted to $354,349 for the quarter that ended on March 31, 2005 ($1,005,221 for the quarter that ended on March 31, 2004). The decrease is mainly due to the refinancing of the 11.25% Senior Notes in October 2004 at a substantially lower rate and to the prepayment of debt in January 2005 following the sale of the four container vessels.

Interest income totalled $133,571 for the quarter that ended on March 31, 2005 as compared with $35,498 for the quarter that ended on March 31, 2004. The increase in interest income is due to higher cash balances and higher interest rates.

Deferred income totalled $926,567 for the quarter that ended on March 31, 2005 and represents the portion of Deferred Gain on sale of assets recognized as income in the period from January 20 to March 31, 2005. There were no payments made under the guarantee as of March 31, 2005 and therefore no deduction from deferred income.

Equity in losses of associated companies totalled $(84,451) for the quarter that ended on March 31, 2005. This amount represented the Company 25.8% share of MUNIA losses. MUNIA wrote-off in the first quarter costs associated with setting up the company and raising the equity and financing. It is expected that MUNIA subsequent quarters will be profitable.

In the first quarter of 2004, the Company realised a net gain of $423,595 on the repurchase and retirement of $3,500,000 face value of Notes.

Net Income

The net income was $2,046,755 for the quarter that ended on March 31, 2005, as compared to $800,398 for the quarter that ended on March 31, 2004.

Market Conditions

In the first quarter of 2005, the market for small pressurised LPG sector remained strong. Charter rates have increased substantially over the last few months and the Company is slowly able to take advantage of such better rates as the existing charters come for renewal. Management feels that market strength will remain strong for the remaining part of the year. The Company owns six small fully pressurized LPG carriers. The market for VLGCs (very large gas carriers) was also quite strong in the first quarter of 2005; however, the Company’s sole VLGC, as of March 31, 2005, was fixed on a long-term charter until September 2006. Vessel values of the LPG ships have increased substantially and are currently as a whole in excess of book value. In January 2005, the Company received appraisals for its gas fleet from leading independent shipbrokers, which estimated the total gas fleet value at approximately $60.7 million.

In the first quarter of 2005, the market for containerships remained very strong. High freight rates and limited tonnage supply have also significantly driven up the prices of the second-hand containerships and the Company was able to sell its container vessels in January 2005 for a consideration well in excess of book value (see Note 3).

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

Liquidity and Sources of Capital

Liquidity

The Company had $18,339,986 in Cash at March 31, 2005 (December 31, 2004 - $11,629,896). There was no Restricted Cash as of March 31, 2005, as the $5 million cash collateral was released by Fortis Bank following the prepayment of $15 million at the time of the sale of the four container vessels (December 31, 2004 - $5,000,000). In addition, it should be noted that $637,907 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2004 - $1,255,280).

The ratio of current assets to current liabilities increased from 1.18 at December 31, 2004 to 2.55 at March 31, 2005, following the sale of the container vessels.

Operating activities

The Company generated cash flows from operations of $1,267,768 in the first quarter of 2005 in comparison to $1,051,490 in the first quarter of 2004. The increase is due in large part to reductions in working capital requirements following the sale of the container vessels.

In the first quarter of 2005, the Company did not dry-dock any vessels, compared to one vessel dry-docked in the first quarter of 2004. Four vessels are planned to be dry-docked in 2005 (three vessels in 2004).

Investing activities

The sale of the four container vessels in January 2005 generated a net cash surplus of $14.8 million after prepayment of the corresponding loan. The Company made down payments totalling $8.3 million on the Berge Kobe and Berge Flanders (see Note 3. Sale and Purchase of vessels) and invested $4,802,500 in associated companies (see Note 4. Investments in Associated Companies).

Financing activities

In the first quarter of 2005, the Company repaid net borrowings of $16,250,000. These repayments consisted of: (i) $1,250,000 for normal scheduled repayments and (ii) $15,000,000 at the time of the sale of the four container vessels (see Note 8. Long Term Debt). As a result, the Company's long term debt (including the current portion) decreased from $45,000,000 as of December 31, 2004 to $28,750,000 as of March 31, 2005.

Contingencies

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. The buyer had the option to give the vessel back on charter to the Company in November 2004 for 12 months at a daily rate of $17,900, then a second option in November 2005 for a period of 6 months at a daily rate of $17,500. The first option was not exercised. The aggregate amount of the Company’s commitment under the second option is approximately $3,182,000. This amount does not take into consideration any revenues the Company would earn from chartering out the vessel to another party. As of April 2005, the current charter rate for six month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,500 and the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance today, however, as to where market rates will be in November 2005.

Share Repurchase Program

The Company Share repurchase Program is not expected to have a material impact on the Company liquidity. The buy back will be used if management feels the stock drifts to levels where it does not accurately reflect the potential of the Company and where it makes such action attractive. It is designed as one of the tools to enhance shareholder value and will not replace or repress the strategy in place to grow the Company.

Guarantees

The Company has issued a guarantee in relation to the Fortis Loan (See Note 8. Long Term Debt).

In connection with the sale of the container vessels in January 2005, the Company has agreed to guarantee to the purchaser certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for the respective vessel (or earlier in case of sale or total loss of the respective vessel). As a result, the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Revenues.

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of March 31, 2005.

Future cash requirements

Management believes that the net cash generated by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2005.

On April 4 and 5, 2005, the Company acquired two VLGCs from the Bergesen Group of Norway and on April 5, 50% of another VLGC through a joint venture (See Note 10. Subsequent Events). After the completion of these acquisitions, Management believes that the Company still has excess cash to invest and is looking actively at the acquisition of vessels. However, the Company does not currently have any significant commitments for capital expenditures.

____________________________

ITEM 3:	Market Risk

Interest Rate Swap

The Company holds one interest rate swap agreement, which is used to hedge the Company’s interest rate exposure associated with its long-term debt. At March 31, 2005, the swap agreement had a notional amount of $28,750,000, a fair market value of $531,000 in favour of the Company and an interest rate of 3.075%. It will expire in October 2007.

Long term Debt

As of March 31, 2005, the Company had no variable interest debt.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2005, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 10.1	Memorandum of Agreement for the sale of Maersk Barcelona
	Exhibit 10.2	Memorandum of Agreement for the sale of Ankara
	Exhibit 10.3	Memorandum of Agreement for the sale of Maersk Belawan
	Exhibit 10.4	Memorandum of Agreement for the sale of Maersk Brisbane.
	Exhibit 10.5	Guarantee Agreement
	Exhibit 10.6	Limited Partnership Agreement

b)	Exhibit 31.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

c)	Exhibit 31.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

d)	Exhibit 32.1
Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

e)	Exhibit 32.2
Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes- Oxley Act of 2003.

f)	Reports on Form 8-K filed after March 15, 2005
The Company filed reports on Form 8-K on March 17, March 22 and April 4 and 10, 2005.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

MC SHIPPING INC.
Registrant

Date : May 12, 2005	/S/ ANTONY CRAWFORD
Antony Crawford

Chief Executive Officer
(Principal Executive Officer)

Date : May 12, 2005	/S/ DOMINIQUE SERGENT
Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)