Form 10-Q
period 2005-06-30
MC SHIPPING INC
filed 2005-08-02
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________

Quarter ended June 30, 2005	Commission File Number:
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

YES ☑  NO ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
June 30, 2005
Common stock,
par value $.01	8,913,658

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

Index

PART I:  FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30 2005	DECEMBER 31 2004
	(unaudited)

CURRENT ASSETS
Cash	$12,319,593	$11,629,896
Restricted cash	1,675,646	-
Hire receivables	-	4,835
Recoverable from insurers	51,500	55,529
Inventories	483,654	1,044,353
Receivables from affiliates	550,328	80,492
Prepaid expenses and other current assets	1,510,641	1,280,088

TOTAL CURRENT ASSETS	16,591,362	14,095,193

VESSELS, AT COST	155,162,794	109,303,246
Less - Accumulated depreciation	(28,842,690)	(52,251,877)

	126,320,104	57,051,369

OTHER ASSETS
Investments in Associated Companies	6,546,344	-
Furniture & Equipment (net of accumulated depreciation of $13,184 at June 30, 2005 and $30,645 at December 31 ,2004)	3,972	-
Dry-docking costs (net of accumulated amortisation of $1,351,433 at June 30, 2005 and $3,439,685 at December 31, 2004)	1,780,475	3,829,590
Restricted Cash	-	5,000,000
Debt issuance costs (net of accumulated amortisation of $33,798 at June 30, 2005 and $10,323 at December 31, 2004)	462,631	340,916

TOTAL ASSETS	$151,704,888	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	JUNE 30 2005	DECEMBER 31 2004
	(unaudited)

CURRENT LIABILITIES
Accounts payable	$853,966	$529,960
Hire received in advance	793,560	584,843
Accrued expenses	3,304,489	3,045,787
Accrued interest	1,110,978	319,923
Current portion of long term debt	12,116,000	7,500,000

TOTAL CURRENT LIABILITIES	18,178,993	11,980,513

LONG TERM DEBT
Secured Loans	83,384,000	37,500,000

TOTAL LIABILITIES	101,562,993	49,480,513

DEFERRED GAIN ON SALE OF VESSELS	15,601,145	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorised 8,913,658 shares issued at June 30, 2005 (8,765,974 at December 31, 2004)	89,137	87,660
Additional paid-in capital	50,935,066	51,280,010
Accumulated deficit	(15,734,099)	(20,792,717)
Accumulated comprehensive (loss) / income	(749,354)	261,602

	34,540,750	30,836,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,704,888	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Quarters ended June 30, 2005 and June 30, 2004
(unaudited)

	JUNE 30 2005	JUNE 30 2004

CHARTERHIRE AND OTHER INCOME	$9,628,735	$7,881,660

COSTS AND EXPENSES
Commission on Charterhire	(131,887)	(196,756)
Vessel Operating Expenses	(3,756,246)	(3,866,093)
Amortisation of Drydocking Costs	(166,217)	(355,160)
Depreciation	(2,363,335)	(1,285,203)
General and Administrative Expenses	(550,664)	(734,925)

OPERATING INCOME	2,660,386	1,443,523

OTHER INCOME/(EXPENSES)
Interest Expense	(1,217,768)	(913,270)
Interest Income	82,937	26,547
Recognized deferred gain on sale of vessels	1,187,572	-
Equity in income of associated companies	148,872	-
Loss on Repurchases of Notes	-	(20,355)

NET INCOME	$2,861,999	$536,445

EARNINGS PER SHARE
Basic earnings per share	$0.33	$0.06
Diluted earnings per share	$0.32	$0.06

Basic weighted average number of shares outstanding	8,785,950	8,724,021

Diluted weighted average number of shares outstanding	8,946,431	8,825,013

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2005 and June 30, 2004
(unaudited)

	JUNE 30 2005	JUNE 30 2004

CHARTERHIRE AND OTHER INCOME	$15,867,221	$15,777,436

COSTS AND EXPENSES
Commission on Charterhire	(285,743)	(387,130)
Vessel Operating Expenses	(6,480,113)	(8,251,994)
Amortisation of Dry-docking Costs	(386,885)	(710,320)
Depreciation	(3,541,611)	(2,570,790)
General and Administrative Expenses	(1,087,066)	(1,067,153)

OPERATING INCOME	4,085,803	2,790,049

OTHER INCOME/(EXPENSES)
Interest Expense	(1,572,117)	(1,918,491)
Interest Income	216,508	62,045
Recognized deferred gain on sale of vessels	2,114,139	-
Equity in income of associated companies	64,421	-
Gains on Repurchases of Notes	-	403,240

NET INCOME	$4,908,754	$1,336,843

EARNINGS PER SHARE
Basic earnings per share	$0.56	$0.15
Diluted earnings per share	$0.55	$0.15

Basic weighted average number of shares outstanding	8,779,631	8,724,021

Diluted weighted average number of shares outstanding	8,928,359	8,825,013

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005 and June 30, 2004
(unaudited)

	JUNE 30 2005	JUNE 30 2004

OPERATING ACTIVITIES:
NET INCOME	$4,908,754	$1,336,843
Adjustments to reconcile Net Income to net cash provided from operating activities
Depreciation	3,541,611	2,570,790
Recognized deferred gain on sale of vessels	(2,114,139)	-
Amortisation of Dry-docking costs	386,885	710,320
Amortisation of issuance costs	23,475	72,650
Dry-docking Costs Capitalised	(140,972)	(106,785)
Gains on repurchases of Senior Notes	-	(403,240)
Share of income of associated companies	(64,421)	-
Shares issued to directors	17,333	-
Stock-based employee compensation	74,932	-
Changes in Operating Assets and Liabilities:
Hire receivables	4,835	8,489
Recoverable from insurers	4,029	(147,693)
Inventories	560,699	(184,217)
Receivables from affiliates	(469,836)	87,423
Prepaid expenses and other current assets	(230,553)	(2,113)
Accounts payable	324,006	122,692
Accrued expenses	258,702	(1,121,689)
Hire received in advance	208,717	-
Accrued interest	791,055	(179,740)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$8,085,112	$2,763,730

INVESTING ACTIVITIES:
Purchase of office equipment	(3,641)	90
Sale of vessels	29,802,138	-
Investments in Associated Companies	(6,481,923)	-
Acquisitions of vessels	(82,977,250)	-
Change in restricted cash	3,324,354	4,946

NET CASH (USED) / PROVIDED BY INVESTING ACTIVITIES	$(56,336,322)	$5,036

FINANCING ACTIVITIES:
Repayments of long-term debt	(17,500,000)	(2,089,777)
Repurchases of Senior Notes	-	(4,047,500)
Drawdown of term loans	68,000,000	-
Issuance of stock	262,695	-
Debt issuance costs	(262,269)	-
Dividends	(548,563)	-
Comprehensive Income	(1,010,956)	125,625

NET CASH PROVIDED / (USED) BY FINANCING ACTIVITIES	$48,940,907	$(6,011,652)

INCREASE / (DECREASE) IN CASH	689,697	(3,242,886)
CASH AT BEGINNING OF PERIOD	11,629,896	16,446,582

CASH AT END OF PERIOD	$12,319,593	$13,203,696

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the 6 month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: The Company is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates eleven vessels comprising nine liquefied petroleum gas (“LPG”) carriers and two multipurpose seariver vessels. In addition, the Company has a 25.8% percent interest in four containerships and a 50% interest in another LPG carrier.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Investments of 20-50% ownership in associated companies are accounted for under the equity method.

REVENUE RECOGNITION: Charter revenues are derived from time charters, voyage charters and bareboat charters. Time charter and bareboat charter revenue is recognized on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method. Other income includes demurrage, pooling of income or lump sum expenses and guarantee fees.

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

IMPAIRMENT OF LONG LIVED ASSETS: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long lived assets are regularly reviewed for impairment (see Note 6).

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different type of charter.

Index

COMPREHENSIVE INCOME: Comprehensive income consists of foreign currency translation adjustment and unrealised gains or losses on cash flow hedges.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities.

INTEREST RATE SWAPS: Occasionally, the Company enters into interest-rate swap agreements to fix the variable interest rate of some of its outstanding debt. As these interest rate swaps are designated and qualifying as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that are attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings. If a swap is cancelled, the cancellation cost is recorded as interest expense.

INVENTORIES: Inventories consist principally of lubricating oil and victualling and are stated at cost, determined by the first-in, first-out method.

RESTRICTED CASH: Certain cash balances are pledged to guarantee the Company’s performance under the loan agreements. They are classified as Current Assets or Other Assets depending on the expected length of time of the restriction.

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

	3 months ended June 30, 2005	3 months ended June 30, 2004	6 months ended June 30, 2005	6 months ended June 30, 2004

Numerator:
Net income available for common stockholders	$2,861,999	$536,445	$4,908,754	$1,336,843

Denominator:
Weighted average number of common shares	8,785,950	8,724,021	8,779,631	8,724,021
Dilutive effect of employee stock options	160,481	100,992	148,728	100,992
Diluted average number of common shares	8,946,431	8,825,013	8,928,359	8,825,013

Earnings per common share:
- Basic earnings per share	0.33	0.06	0.56	0.15
- Diluted earnings per share	0.32	0.06	0.55	0.15

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

Index

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

DEFERRED GAIN ON SALE OF VESSELS: Deferred gain on sale of vessels is calculated as the sale price of the vessels, minus book value of the vessels and of the dry-dock costs at the time of sale, minus transaction costs, minus write off of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the Fortis Loan corresponding to the $15 million prepayment. The deferred gain on sale of vessels, which amounted to $17,715,284 in January 2005, is recognized as income by the Company on a prorata temporis basis until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009 for the respective vessel after deduction of payments, if any, made under the Performance Guarantee in such quarter (see Item 2 - Management’s Discussion - Guarantees).

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

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARD: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

Index

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

MUNIA is a limited partnership with equity in the amount of $15.5 million. The limited partners of MUNIA include MC Shipping with an equity contribution of $4 million (25.8%), V Ships (1%), ALCAS GmbH, a subsidiary of KGAL (1%) and MIRAN GmbH (72.2%). MIRAN is in the process of selling limited partnership interests to certain German individual investors (the “Individual Investors”) who enter into a trust agreement with a fiduciary partner.

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

The managing partner is MUNIA Mobilien-Verwaltungsgesellschaft mbH (the “Managing Partner”). The Managing Partner has sole power of representation toward third parties and may, in the ordinary course of business without the consent of the partners, enter into management contracts, enter into any contract necessary for the operation of the vessels (purchase contracts, insurance policy, employment contracts, agency contracts), enter into the existing charter parties with Maersk, charter the vessels up to 6 months, change the vessel register or flag, enter into agreements regarding the placement of equity, enter into loan agreements, perform repairs on the vessels up to $500,000, grant credit to the suppliers, assume the bookkeeping and handle the payment of transactions, etc. The right to enter into agreements also includes the amendment and cancellation of such agreements. The financial statements of MUNIA to be prepared in USD currency will be signed by the Managing Partner. V.Ships will receive a fee of $230,000 from MUNIA as a broker fee on the acquisition of the vessels.

The original partnership agreement was signed in January 2005. An amended partnership agreement, dated as of March 31, 2005, was signed on June 7, 2005: the equity of the partnership was raised from $15.2 to $15.5 million which reduced MC Shipping’s initial participation from 26.3% to 25.8%; V.Ships and ALCAS, a subsidiary of KGAL, were introduced as partners; an Advisory Board consisting of representatives of the limited partners was created to approve certain major decisions; there was no change in the repartition of profits and losses between the partners.

The Company participates for 25.8% in the profits and losses of the partnership and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels (see Item 2 - Management’s Discussion - Guarantees). The share of net income of MUNIA included in the Company's financial statements was $270,849 for the quarter and $186,419 for the six months ended June 30, 2005.

In April 2005, Waterloo Shipping Limited (“Waterloo”), the joint venture company set up on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built, 59,725cbm, LPG carrier ‘Galileo’ (ex ‘Isomeria’) for a total consideration of $16 million and chartered the vessel to Petredec for a period of four years. The vessel is technically managed by V.Ships. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly instalments of $610,156 plus a balloon of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. The share of the net loss of Waterloo included in the Company's financial statements was $121,977 for the quarter ended June 30, 2005 as the LPG carrier Galileo suffered off-hire during its first 3 months of operation due to initial technical problems.

Index

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

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2005, the management fees payable to V.Ships are fixed at the rate of $9,250 per vessel/per month for the container vessels and the large LPG carriers and at the rate of $9,167 per vessel/per month for the other LPG carriers (in 2004, $8,600 and $8,500 respectively). In the quarter and in the six month period ended June 30, 2005, $244,356 and $513,963 respectively were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in 2004, $290,379 and $580,758, respectively).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the quarter and in the six month period ended June 30, 2005, legal fees and expenses totalling $17,341 and $35,968 were paid by the Company to affiliates of V.Ships (no such commissions or legal fees were paid in 2004).

The Company leases office space from an affiliate of V.Ships. In the quarter and in the six month period ended June 30, 2005, the rental cost paid to the affiliate of V.Ships was approximately $23,205 and $47,574 (in 2004, $21,185 and $42,793, respectively).

In the quarter and in the six month period ended June 30, 2005, the Company paid approximately $7,250 and $14,000 for accounting services to an affiliate of V.Ships (in 2004, $7,750 and $15,500, respectively).

In August 2004, the Company entered into a service agreement with V.Investments Limited whereby, the Company pays a fee of £10,000 per month in consideration of V.Ships permitting the Chief Executive Officer to provide his services to the Company. V.Ships is also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services.

Index

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V. Ships.

At June 30, 2005, the Company had intercompany balances of trade account receivable from affiliates of $550,328 ($80,492 at December 31, 2004). This amount includes $493,589 receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels.

NOTE 6. PROVISION FOR IMPAIRMENT LOSS

At June 30, 2005, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of such assets were deemed to be recoverable.

In July 2005, the Company received appraisals for its gas fleet from a leading independent shipbroker. The seariver vessels values were assumed to remain at their appraised values of January 2005. On this basis, the appraised value of the Company’s fully owned fleet was approximately $167 million compared to a book value of $126,320,104 on June 30, 2005 (see also Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Value of the vessels).

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

The Company’s investment in MUNIA is also reviewed for impairment at each quarter end. To consider whether there is an indication of impairment, the Company compares the fair market value or estimated scrap value of each container vessel at the end of the quarterly reporting period with the minimum threshold of $4.9 million, which corresponds to a full recovery of the investment (see Note 4. Investment in Associated Companies). Whenever the fair market value or estimated scrap value of a vessel is below $4.9 million (corresponding to a price of scrap of $314 per ton), the Company considers there is a potential impairment and performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value.

The assumptions used to determine, whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of an asset exceeds the carrying value, involve a considerable degree of judgment on the part of Management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the assets.

Index

NOTE 7. SHAREHOLDERS' EQUITY

The net income of $4,908,754 for the six months ended June 30, 2005 has been recorded as a reduction in accumulated deficit. In March 2005, the Company's Board of Directors decided to distribute a dividend of $0.25 per share payable in four equal quarterly instalments of $0.0625 to be recorded as a reduction of Additional paid-in capital. The first instalment of $548,563 was paid on April 29, 2005. The date of record for the next instalment is July 14, 2005 and the date of distribution July 28, 2005.

The summary of changes in shareholders' equity during the six months ended June 30, 2005 is as follows:

USD	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders Equity

December 31, 2004	87,660	51,280,010	(20,792,717)	261,602	30,836,555

Net Income			4,908,754		4,908,754

Foreign currency translation adjustment				(13,280)	(13,280)

Unrealised losses on cash flow hedges				(997,676)	(997,676)

Stock-based employee compensation		74,932			74,932

Issuance of stock to Directors	48	17,285			17,333

Dividends		(548,563)			(548,563)

Issuance of stock under stock option plan	1,429	261,266			262,695

June 30, 2005	89,137	50,935,066	(15,734,099)	(749,354)	34,540,750

In June 2005, the Company’s Board of Directors extended the authorization to repurchase up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock, if any, will be held in treasury.

Directors, who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation by allotment of shares of the Company’s common stock of equivalent value. In 2005, 4,766 shares were issued representing director compensation of $17,333 for the period April 1 to December 31, 2004.

Index

NOTE 8. LONG TERM DEBT

On January 20, 2005, upon the sale of the container vessels, the Company repaid $15 million under the loan agreement with Fortis Bank (the “Fortis Loan”) and the repayment schedule of the remaining loan was reduced proportionately. An amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with such portion of the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. Concurrently with such prepayment, cash balances of $5 million held as collateral by Fortis Bank were released. As of June 30, 2005, the amount outstanding under the Fortis Loan was $27,500,000.

In April 2005, the Company entered into a $68,000, 000 loan agreement with Scotiabank (the “Scotia Loan”) in order to partially fund the acquisition of two vessels. The loan consists of two advances, bears interest at LIBOR plus 0.85% and is guaranteed by the Company:

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

The borrowers have granted ship mortgages over their vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. As of June 30, 2005, tangible net worth exceeded the minimum requirement by $4,805,801. The Company has complied with all applicable debt covenants for all periods presented.

NOTE 9: STOCK OPTION PLAN

The following table summarizes the activity under the stock plan during the first 6 months of 2005:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2004	142,918	1.84
Options granted in 2005	186,398	9.228
Options exercised in 2005	142,918	1.84
Options forfeited in 2005	-	-
Options outstanding as of June 30, 2005	186,398	9.228
Options exercisable as of June 30, 2005	186,398	9.228

On June 14, 2005, the Company’s Board of Directors approved the issuance of 186,398 options to employees at an exercise price of $9.228 per share. Options granted under this plan are granted with an exercise price equal to the average of the Company’s stock price over the ten days prior to the grant date. As a result, the intrinsic value of these options on the grant date was $0.402 per share and the Company recognized a non cash compensation charge of $74,932. The fair value for these options was estimated to be equal to $2.96 per share at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Index

2005
Risk-free interest rate	3.70%
Volatility	54%
Expected option term (in years)	2
Dividend yield	2.50%

On June 14, 2005, the Board modified the vesting conditions of the stock options under the terms of the plan. From now on, the options vest 100% on the day following the grant date. There are no more options to be granted under the plan as of June 30, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	3 months ended June 30, 2005	3 months ended June 30, 2004	6 months ended June 30, 2005	6 months ended June 30, 2004

Net income, as reported	$2,861,999	$536,445	$4,908,754	$1,336,843

Add: Stock-based employee compensation expense included in reported net income	74,932	-	74,932	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(642,875)	(3,590)	(657,844)	(7,180)

Proforma net income	2,294,056	532,855	4,325,842	1,329,663

Earnings per share:
Basic - as reported	0.33	0.06	0.56	0.15
Basic - pro forma	0.26	0.06	0.49	0.15

Diluted - as reported	0.32	0.06	0.55	0.15
Diluted - pro forma	0.26	0.06	0.48	0.15

_____________________________

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on June 30, 2005.

Significant events during the six months

In the first 6 months of 2005, the Company focused its activities in the LPG sector. The company sold its four container vessels in January, while retaining a 25.6% interest, bought two very large gas carriers from Bergesen and 50% of another one from Shell in April (see Note 3. Sale and Purchase of vessels and Note 4. Investments in Associated Companies).

Revenues

The Company had revenue from charterhire and other sources amounting to $9,628,735 for the quarter and $15,867,221 for the six month period ended June 30, 2005 ($7,881,660 for the quarter and $15,777,436 for the six month period ended June 30, 2004). The increase in revenues is a result of the change in fleet composition.

In the first half of 2005, the Company's on-hire performance of the vessels on time charter was 99.6% on a potential 1441 days (for the first half of 2004, it was 99.0% on a potential of 2002 days). The increase in on-hire performance is due to the fact that no ship underwent dry-docking during the first six months of 2005, compared to one ship in the same period of 2004.

Whenever possible, the Company employs its vessels on long term time charters with first class charterers. All of the Company's eleven fully-owned vessels (except the sea river vessels) are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows:

Last 6 months of 2005	$18,202,500
2006	$28,040,000
2007	$19,150,625
2008	$16,980,000
2009	$16,980,000
2010	$4,245,000

Costs and Expenses

Commission on charterhire was $131,887 for the quarter and $285,743 for the six months ended June 30, 2005. It was $196,756 for the quarter and $387,130 for the six months ended June 30, 2004. The increase is directly related to increased revenues.

Vessel operating expenses plus amortisation of dry-docking costs totalled $3,922,463 for the quarter and $6,866,998 for the six months ended June 30, 2005. They were $4,221,253 for the quarter and $8,962,314 for the six months ended June 30, 2004. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs decreased from 56.8% in the first half of 2004 to 43.3% in the first half of 2005. Daily operating expenses per vessel on time charter (excluding the container vessels sold in January 2005) averaged $3,608 in the first half of 2005, as compared to $3,168 in the first half of 2004. The changes in vessel operating expenses as a percentage of revenues and in daily operating expenses are due to the change in fleet composition and to higher charter rates.

Depreciation totalled $2,363,335 in the quarter and $3,541,611 for the first six months of 2005 ($1,285,203 for the quarter and $2,570,790 for the six months ended June 30 2004). The increase in depreciation following the purchase of two vessels in April 2005 was more important than the reduction due to the sale of four vessels in January 2005.

Index

General and administrative expenses amounted to $550,664 for the quarter and $1,087,066 for the six months ended June 30, 2005. They were $734,925 for the quarter and $1,067,153 for the six months ended June 30, 2004. In the second quarter of 2004, the Company incurred certain non-recurring expenses in relation to the change of ownership of the Company and the offer for additional equity received by the Company.

Interest Expense

Interest expense amounted to $1,217,768 for the quarter and $1,572,117 for the six months ended June 30, 2005 ($913,270 for the quarter and $1,918,491 for the six months ended June 30, 2004). Despite the increase in long term debt, the interest expense is significantly reduced in the first 6 months of 2005 due to the refinancing of the 11.25% Senior Notes at a substantially lower rate in October 2004.

Interest Income

Interest income totalled $82,937 for the quarter and $216,508 for the six months ended June 30, 2005 ($26,547 for the quarter and $62,045 for the six months ended June 30, 2004). The increase in interest income is due to higher interest rates.

Deferred Income

Deferred income totalled $1,187,572 for the quarter and $2,114,139 for the six months that ended June 30, 2005 and represents the portion of Deferred Gain on sale of assets recognized as income during the relevant period (see Note 2). There were no payments made under the guarantee as of June 30, 2005 and therefore no deduction from deferred income. The container vessels experienced no off-hire during the quarter and operated within their budget.

Equity in Income of associated companies

Equity in net income of associated companies totalled $148,872 for the quarter and $64,421 for the six months ended June 30, 2005.

	3 months ended June 30, 2005	6 months ended June 30, 2005

MUNIA	$270,849	$186,398

Waterloo	(121,977)	(121,977)

Equity in net income of associated companies	148,872	64,421

The Company’s 25.8% share of MUNIA’s net income amounted to $270,849 and $186,398 respectively for the quarter and for the six month periods ended June 30, 2005. The on-hire performance of the container vessels was 100% on a potential 644 days.

The LPG carrier Galileo, owned by Waterloo, suffered off-hire during its first 3 months of operation due to initial technical problems. The on-hire performance of the Galileo was 83.0% on a potential 87 days. As a result, Waterloo experienced a loss in the quarter ended June 30, 2005 and the Company’s share of Waterloo’s loss was $121,977.

Market Conditions

Five of the Company’s six small pressurized LPG vessels are due for renewal between December 2005 and June 2006. The existing charter rates of these vessels are significantly below current market rates. Management feels that the charter market will remain strong for the next twelve months and that the Company will be able to take advantage of such improved rates as the existing charters come for renewal.

Index

The market for VLGCs (very large gas carriers) was also quite strong in the first part of 2005; however, the Company’s three fully-owned VLGC are fixed on long-term timecharter. The first one will be free in September 2006 and the other two are fixed at least until April 2010. The Galileo owned by the associated company Waterloo Shipping is contracted until May 2009.

In the 2nd quarter of 2005, the scrapping prices of vessels have come down somewhat from the very high levels of the beginning of 2005.

Market value of the vessels

In July 2005, the Company received appraisals for its gas fleet from a leading independent shipbroker (see Note 6. Provision for Impairment Loss). The Company seariver vessels and the container vessels sold to MUNIA and 25.8% owned by the Company were not appraised at this time and were assumed to remain respectively at their appraised value of January 2005 and their book value.

On this basis, Management estimates that the excess of market value over book value of the Company’s fleet and Investment in Associated Companies is equal to approximately $43 million, or $4.80 per share. Such excess is subject to market fluctuations, cyclical nature of the shipping industry, competition, general economic conditions and other risk factors. The Company’s shareholders’ equity was equal to $34,540,750 as of June 30, 2005, not including the deferred gain on sale of vessels of $15,601,145.

Liquidity and Sources of Capital

Liquidity

The Company had $12,319,593 in Cash at June 30, 2005 (December 31, 2004 - $11,629,896). Restricted cash amounted to $1,675,646 (December 31, 2004 - $5,000,000). In addition, it should be noted that $1,098,320 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2004 - $1,255,280).

The ratio of current assets to current liabilities decreased from 1.18 at December 31, 2004 to 0.91 at June 30, 2005. The reduction is mainly due to the fact that, upon the acquisition of two vessels in April 2005, the Company's current portion of long term debt increased by $7,116,000 after the drawdown of the Scotia loan. However, the cash flows from the purchased vessels, which are employed under five year time charters at fixed charter rates, are expected to be more than sufficient to cover the expected interest and principal repayments of such loan.

Operating activities

The Company generated cash flows from operations of $8,085,112 in the six months ended June 30, 2005 in comparison to $2,763,730 in the six months ended June 30, 2004. The increase is due to higher charter rates and a change in the fleet composition resulting in higher net income.

In the first half of 2005, the Company did not dry-dock any vessel, against one vessel in the same period of 2004. Four vessels are planned to be dry-docked in the second half of 2005 (three vessels in the second half of 2004).

Investing activities

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

Index

In April 2005, Waterloo Shipping Limited (“Waterloo”), a joint venture company set up on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built, 59,725 m3, LPG carrier ‘Galileo’ (ex ‘Isomeria’) for a total consideration of $16 million and chartered the vessel to Petredec for a period of four years. The vessel is technically managed by V.Ships. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly instalments of $610,156 plus a balloon of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner.

Financing activities

In the first six months of 2005, the Company repaid net borrowings of $17,500,000. These repayments on the Fortis Loan consisted of: normal scheduled repayments of $2,500,000 and a prepayment of $15,000,000 at the time of the sale of the four container vessels.

In April, the Company borrowed $68 million to partially finance the acquisition of two vessels. The debt service of this loan during the first five years is more than adequately supported by time charters with a first class charterer.As a result, the Company's long term debt (including current portion) increased from $28,750,000 as of March 31, 2005 to $95,500,000 as of June 30, 2005.

Dividend

The Company resumed the distribution of cash dividends and expects to pay $0.0625 per share per quarter. The first distribution took place on April 29, 2005 and amounted to $548,563.

Contractual obligations

As of June 30, 2005, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$27,500,000	$5,000,000	$10,000,000	$10,000,000	$2,500,000
Scotia loan due 2016	$68,000,000	$7,116,000	$14,232,000	$14,232,000	$32,420,000
Total	$95,500,000	$12,116,000	$24,232,000	$24,232,000	$34,920,000

Future cash requirements

Management believes that the net cash generated by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2005. After the completion of the acquisitions and investments that took place in April 2005, Management believes that the Company still has excess cash to invest and is looking actively at the acquisition of vessels. However, the Company does not currently have any significant commitments for capital expenditures.

Contingencies

In June 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. The buyer had the option to give the vessel back on charter to the Company in November 2004 for 12 months at a daily rate of $17,900, then a second option in November 2005 for a period of 6 months at a daily rate of $17,500. The first option was not exercised. The aggregate amount of the Company’s commitment under the second option is approximately $3,182,000. This amount does not take into consideration any revenues the Company would earn from chartering out the vessel to another party. As of August 2005, the current charter rate for six month time charter of a vessel similar to the Maersk Tampa is well in excess of $17,500 and the expected revenues from the chartering out of the vessel would cover the expected amount of the commitment. There is no assurance today, however, as to where market rates will be in November 2005.

Index

Share Repurchase Program

The Company Share repurchase Program is not expected to have a material impact on the Company liquidity. The buy back will be used if management feels the stock trades at or below levels where it does not accurately reflect the potential of the Company and where it makes such action attractive. It is designed as one of the tools to enhance shareholder value and will not replace or repress the strategy in place to grow the Company.

Guarantees

The Company has issued guarantees in relation to the Fortis and Scotia Loans. In addition, the Company has issued a guarantee of $850,000 in relation with the loan granted by Danmarks Skibskreditfond to Waterloo (see Investing Activities).

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

Critical Accounting Policies

The Company believes that there have been no significant changes to its critical accounting policies during the six months ended June 30, 2005, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2004.

Off-Balance sheet Arrangements

The Company had no off-balance sheet financial arrangements as of June 30, 2005.

Forward looking statements

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

____________________________

Index

ITEM 3:	Market Risk

Interest Rate Swaps

The Company holds three interest rate swap agreements, which are used to hedge the Company’s interest rate exposure associated with its long-term debt.

As of June 30, 2005	Notional amount	Fair value	Interest rate	Expiry
First swap / Fortis loan	$27,500,000	$400,914	3.075%	October 2007
Second swap / Scotia loan	$41,000,000	$(424,127)	4.580%	April 2010
Third swap / Scotia loan	$27,000,000	$(765,163)	4.545%	April 2010

Long term Debt

As of June30, 2005, the Company had no variable interest debt.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2005, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.
__________________________________

Index

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 Memorandum of Agreement for the purchase of Berge Kobe
Exhibit 10.2 Memorandum of Agreement for the purchase of Berge Flanders
Exhibit 10.3 Amended Partnership Agreement, dated as of March 31,2005, signed on June 7, 2005 (non-binding translation)
Exhibit 10.4 Loan Agreement with Scotia Bank and Guarantee Agreement dated March 30, 2005

(b)	Exhibit 31.1
Certification provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(c)	Exhibit 31.2
Certification provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(d)	Exhibit 32
Certification provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(e)	Reports on Form 8-K

None

Index

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : August 1, 2005	/S/ ANTONY CRAWFORD

Antony Crawford

Chief Executive Officer
President and Chief Operating Officer
(Principal Executive Officer)

Date : August 1, 2005	/S/ DOMINIQUE SERGENT

Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)