Form 10-Q
period 2005-09-30
MC SHIPPING INC
filed 2005-11-10
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended September 30, 2005	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

YES	☑	NO	*

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	*	NO	☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Shares outstanding at
September 30, 2005
Common stock,
par value $.01	8,913,658

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30 2005 (unaudited)	DECEMBER 31 2004
CURRENT ASSETS
Cash	$14,115,136	$11,629,896
Restricted cash	4,198,839	-
Hire receivables	-	4,835
Recoverable from insurers	47,838	55,529
Inventories	404,631	1,044,353
Receivables from affiliates	401,132	80,492
Prepaid expenses and other current assets	1,692,354	1,280,088

TOTAL CURRENT ASSETS	20,859,930	14,095,193

VESSELS, AT COST	155,406,193	109,303,246
Less - Accumulated depreciation	(31,315,233)	(52,251,877)

	124,090,960	57,051,369

OTHER ASSETS
Investments in Associated Companies	6,414,867	-
Furniture & Equipment (net of accumulated depreciation of $13,522 at September 30, 2005 and $30,645 at December 31, 2004)	3,584	-
Dry-docking costs (net of accumulated amortisation of $1,527,994 at September 30, 2005 and $3,439,685 at December 31, 2004)	1,977,194	3,829,590
Restricted Cash	-	5,000,000
Debt issuance costs (net of accumulated amortisation of $51,155 at September 30, 2005 and $10,323 at December 31, 2004)	446,646	340,916

TOTAL ASSETS	$153,793,181	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	SEPTEMBER 30 2005 (unaudited)	DECEMBER 31 2004

CURRENT LIABILITIES
Accounts payable	$887,944	$529,960
Hire received in advance	1,662,310	584,843
Accrued expenses	2,690,226	3,045,787
Accrued interest	2,045,570	319,923
Current portion of long term debt	12,116,000	7,500,000

TOTAL CURRENT LIABILITIES	19,402,050	11,980,513

LONG TERM DEBT
Secured Loans	82,134,000	37,500,000

TOTAL LIABILITIES	101,536,050	49,480,513

DEFERRED GAIN ON SALE OF VESSELS	14,400,523	-

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorised 8,913,658 shares issued at September 30, 2005 (8,765,974 at December 31, 2004)	89,137	87,660
Additional paid-in capital	50,527,826	51,280,010
Accumulated deficit	(12,962,344)	(20,792,717)
Accumulated other comprehensive income	201,989	261,602

	37,856,608	30,836,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,793,181	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Quarters ended September 30, 2005 and September 30, 2004
(UNAUDITED)

	SEPTEMBER 30 2005	SEPTEMBER 30 2004

CHARTERHIRE AND OTHER INCOME	$9,796,898	$8,127,173

COSTS AND EXPENSES
Commission on Charterhire	(121,415)	(186,890)
Vessel Operating Expenses	(3,659,226)	(4,129,633)
Amortisation of Drydocking Costs	(176,564)	(334,111)
Depreciation	(2,472,916)	(1,285,014)
General and Administrative Expenses	(469,745)	(857,011)

OPERATING INCOME	2,897,032	1,334,514

OTHER INCOME/(EXPENSES)
Interest Expense	(1,255,384)	(965,152)
Interest Income	111,852	30,241
Recognized deferred gain on sale of vessels	1,189,597	-
Equity in income / (losses) of associated companies	(21,478)	-
Loss on Repurchases of Notes	-	(40,121)

NET INCOME	$2,921,619	$359,482

EARNINGS PER SHARE
Basic earnings per share	$0.33	$0.04
Diluted earnings per share	$0.32	$0.04

Basic weighted average number of shares outstanding	8,913,658	8,736,197
Diluted weighted average number of shares outstanding	9,100,056	8,813,214

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30, 2005 and September 30, 2004
(UNAUDITED)

	SEPTEMBER 30 2005	SEPTEMBER 30 2004

CHARTERHIRE AND OTHER INCOME	$25,664,119	$23,904,609

COSTS AND EXPENSES
Commission on Charterhire	(407,158)	(574,020)
Vessel Operating Expenses	(10,139,339)	(12,381,627)
Amortisation of Dry-docking Costs	(563,449)	(1,044,431)
Depreciation	(6,014,527)	(3,855,804)
General and Administrative Expenses	(1,556,811)	(1,924,164)

OPERATING INCOME	6,982,835	4,124,563

OTHER INCOME/(EXPENSES)
Interest Expense	(2,827,501)	(2,883,643)
Interest Income	328,360	92,286
Recognized deferred gain on sale of vessels	3,303,736	-
Equity in income / (losses) of associated companies	42,943	-
Gains on Repurchases of Notes	-	363,119

NET INCOME	$7,830,373	$1,696,325

EARNINGS PER SHARE
Basic earnings per share	$0.89	$0.19
Diluted earnings per share	$0.87	$0.19

Basic weighted average number of Shares outstanding	8,824,798	8,728,109

Diluted weighted average number of Shares outstanding	8,986,220	8,821,051

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005 and September 30, 2004
(UNAUDITED)

	SEPTEMBER 30 2005	SEPTEMBER 30 2004
OPERATING ACTIVITIES:
NET INCOME	$7,830,373	$1,696,325
Adjustments to reconcile Net Income to net cash provided from operating activities
Depreciation	6,014,527	3,855,804
Recognized deferred gain on sale of vessels	(3,314,761)	-
Amortisation of Dry-docking costs	563,449	1,044,431
Amortisation of issuance costs	40,832	107,394
Dry-docking Costs Capitalised	(514,250)	(84,926)
Pre-operating costs capitalized	(243,399)
Losses on repurchases of Senior Notes	-	(363,119)
Share of profits of associated companies	(42,943)	-
Shares issued to directors	17,333	-
Stock-based employee compensation	74,932	-
Changes in Operating Assets and Liabilities:
Hire receivables	4,835	5,685
Recoverable from insurers	7,691	197,709
Inventories	639,722	(41,099)
Receivables from affiliates	(320,640)	14,435
Prepaid expenses and other current assets	(412,266)	46,049
Accounts payable	357,984	(361,394)
Accrued expenses	(355,561)	(1,826,627)
Hire received in advance	1,077,467	-
Accrued interest	1,725,647	(938,771)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	13,150,972	3,351,896

INVESTING ACTIVITIES:
Purchase of office equipment	(3,631)	61
Sale of vessels	29,802,138	-
Investments in Associated Companies	(6,371,924)	-
Acquisitions of vessels	(82,977,250)	-
Change in restricted cash	801,161	466,858

NET CASH (USED) / PROVIDED BY INVESTING ACTIVITIES	(58,749,506)	466,919

FINANCING ACTIVITIES:
Repayments of long-term debt	(18,750,000)	(3,506,428)
Repurchases of Senior Notes	-	(6,107,900)
Drawdown of term loans	68,000,000	-
Issuance of stock	262,695	38,598
Debt issuance costs	(263,641)	-
Other comprehensive income	(59,613)	268,113
Dividends	(1,105,667)	-

NET CASH PROVIDED / (USED) BY FINANCING ACTIVITIES	48,083,774	(9,307,617)

INCREASE / (DECREASE) IN CASH	2,485,240	(5,488,802)
CASH AT BEGINNING OF PERIOD	11,629,896	16,446,582

CASH AT END OF PERIOD	$14,115,136	$10,957,780

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

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

REVENUE RECOGNITION: Charter revenues are derived from time charters, voyage charters and/or bareboat charters. Time charter and bareboat charter revenue is recognized on an accrual basis. Voyage charter revenue and related expenses are accounted for on the percentage of completion method. Other income includes demurrage, pooling of income, lumpsum expenses and guarantee fees.

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

OTHER COMPREHENSIVE INCOME:  Other comprehensive income consists of foreign currency translation adjustment and unrealised gains or losses on cash flow hedges.

USD	3 months Ended September 30, 2005	3 months Ended September 30, 2004	9 months Ended September 30, 2005	9 months Ended September 30, 2004

Other comprehensive income	951,343	142,488	(59,613)	268,113

Net Income	2,921,619	359,482	7,830,373	1,696,325

Comprehensive Income	3,872,962	501,970	7,770,760	1,964,438

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

EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock. All prior period basic and diluted earnings per share calculations presented have been restated to reflect the impact of the stock dividend in April 2004.

	3 months Ended September 30, 2005	3 months Ended September 30, 2004	9 months Ended September 30, 2005	9 months Ended September 30, 2004

Numerator:
Net income available for common stockholders	$2,921,619	$359,482	$7,830,373	$1,696,325

Denominator:
Weighted average number of common shares	8,913,658	8,736,197	8,824,798	8,728,109
Dilutive effect of employee stock options	186,398	77,017	161,422	92,942
Diluted average number of common shares	9,100,056	8,813,214	8,986,220	8,821,051

Earnings per common share:
- Basic earnings per share	0.33	0.04	0.89	0.19
- Diluted earnings per share	0.32	0.04	0.87	0.19

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

NOTE 3. SALE AND PURCHASE OF VESSELS

On January 20, 2005, the Company sold four container vessels to MUNIA Mobiliengesellschaft mbH & Co. (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL, a German KG, for $29,843,360. After repayment of $15 million under the Fortis Loan (see Note 8. Long Term Debt), the sale generated a cash surplus of $14.8 million, of which $4 million was reinvested in Munia for a 25.8% equity participation (see Note 4 Investment in Associated Company). The sale generated a net accounting gain of $17,715,284, which was recorded at the time as a deferred gain on sale of vessels. As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels (see Note 4 and Item 2 - Management’s Discussion - Guarantees).

In April 2005, the Company acquired two very large gas carriers (“VLGCs”) from the Bergesen Group of Norway. The vessels, M/v ‘Berge Flanders’ of 75,000 m3 capacity (built 1991) and M/v ‘Berge Kobe’ of 77,000 m3 capacity (built 1987) were acquired for $50,717,250 and $32,260,000, respectively. The vessels are time-chartered to the Bergesen Group for a minimum period of five years. The acquisitions were funded with a $68 million loan from Scotiabank Europe PLC and for the balance with internal cash resources.

NOTE 4. INVESTMENT IN ASSOCIATED COMPANIES

In January 2005, the Company invested $4 million in MUNIA, a special purpose German KG company formed by the German finance house KGAL, a German KG. MUNIA purchased four container vessels from MC Shipping for $29.8 million and chartered them to AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. MUNIA contracted the technical management of the vessels out to V.Ships.

MUNIA is a limited partnership with equity in the amount of $15.5 million. The limited partners of MUNIA include MC Shipping with an equity contribution of $4 million (25.8%), V.Ships (1%), ALCAS GmbH, a subsidiary of KGAL (1%) and MIRAN GmbH (72.2%). MIRAN sold limited partnership interests to certain German individual investors (the “Individual Investors”) who entered into a trust agreement with a fiduciary partner.

MUNIA borrowed $18 million from Danmarks Skibskreditfond to finance the balance of the purchase price of the vessels and the working capital. The bank loan bears interest at LIBOR plus 1.05% and consists of four advances of $4.5 million each. Each advance is repayable in equal semi-annual instalments of $450,000 plus a balloon payment due on February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The loan is secured by mortgages on the vessels and is non-recourse to the partners of MUNIA. Swap agreements were concurrently entered into, as a result of which the interest rate has been effectively fixed at rates ranging from 4.73 to 4.85% depending on the final maturity of each advance.

The managing partner is MUNIA Mobilien-Verwaltungsgesellschaft mbH (the “Managing Partner”). The Managing Partner has sole power of representation toward third parties and may, in the ordinary course of business without the consent of the partners, enter into management contracts, enter into any contract necessary for the operation of the vessels (purchase contracts, insurance policy, employment contracts, agency contracts), enter into the existing charter parties with Maersk, charter the vessels up to six months, change the vessel register or flag, enter into agreements regarding the placement of equity, enter into loan agreements, perform repairs on the vessels up to $900,000, grant credit to suppliers, assume the bookkeeping and handle the payment of transactions, etc. The right to enter into agreements also includes the amendment and cancellation of such agreements. V.Ships received a fee of $230,000 from MUNIA as a broker fee on the acquisition of the vessels.

The Company participates for 25.8% in the profits and losses of the partnership and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. The share of net income of MUNIA included in the Company's financial statements was $61,151 for the quarter and $247,549 for the nine months ended September 30, 2005. MUNIA expects to pay dividends on a semi-annual basis. The Company received the first dividend instalment of $110,000 in July 2005.

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel (or earlier in case of sale or total loss of a vessel) (“MUNIA guarantee”). As a result, the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Revenues. For the nine months ended September 30, 2005, operating expenses were approximately at the guaranteed level.

On September 20, 2005, the m/v ‘Maersk Barcelona’, owned by MUNIA, suffered a malfunction of her oily water separator which may have resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. The Company has a potential liability corresponding to the amount of the bail (EUR 500,000) from potential fine and court fees. However, all expenses to be incurred under the MUNIA guarantee were accrued for in the third quarter and the Company expects that costs beyond the deductible will be covered by insurance, as any discharge was not deliberate.

In April 2005, Waterloo Shipping Limited (“Waterloo”), a joint venture company set up on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built, 59,725cbm, LPG carrier ‘Galileo’ (ex ‘Isomeria’) for $16 million and chartered the vessel to Petredec for a period of four years. The vessel is technically managed by V.Ships. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly instalments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. The share of the net loss of Waterloo included in the Company's financial statements was $82,629 for the quarter and $204,606 for the nine months ended September 30, 2005 as the LPG carrier ‘Galileo’ suffered off-hire and unexpected repairs had to be performed during its first 6 months of operation due to initial technical problems (see Item 2 for further discussion).

NOTE 5. RELATED COMPANY TRANSACTIONS

As of August 19, 2005, V.Investments Limited, V.Ships Inc., V.Ships Group Ltd., V.Holdings Limited Greysea Limited, Close Securities Limited, Close Investment Partners Limited (together as a group, “V.Ships”), Navalmar (UK) Limited, Navalmar Transportes Maritimos LDA, CO.FI.PA SpA (formerly known as Bogazzi Fimpar S.p.A.), and Enrico Bogazzi (together as a group, “Navalmar”) filed a joint statement on Form 13D to report the sale of 1,780,000 shares by V.Ships to Navalmar by September 30, 2005 and the shared beneficial ownership of 4,862,496 shares of the Company. Following the completion of the transaction on October 5, 2005, Navalmar owned approximately 51.4% of the Company while V Ships owned approximately 3.2% of the Company.

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) is also the Chief Executive Officer of V.Investments Limited, a subsidiary of V.Ships handling the financial, commercial and investment activities of the group; he is a director and minority shareholder of V.Holdings Limited, the holding company of the V.Ships group; he is joint managing director of AL Ships, a marketing company jointly owned by V.Ships and KGAL; he is a director of Finship, a Rotterdam based financial advisory company jointly owned by V.Ships and HBU Bank, a subsidiary of ABN Amro. Mr. Biggi is the President and Chief Executive Officer of V.Holdings Ltd and an executive officer of its principal subsidiaries which provide management-related services to the Company. Mr. Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that any of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with monitoring and reviewing transactions to be entered into with affiliates. Management believes that the terms of all the transactions described herein with V.Ships were fair to the Company.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of all the Company's fleet, excluding the seariver vessels which are managed by an independent vessel manager because of the specialised nature of the trade. The Management Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2005, the management fees payable to V.Ships were fixed at the rate of $9,250 per vessel/per month for the container vessels and the large LPG carriers and at the rate of $9,167 per vessel/per month for the other LPG carriers (in 2004, $8,855 and $8,753 respectively). In the quarter and in the nine month period ended September 30, 2005, $246,047 and $760,010 respectively were paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in 2004, $290,379 and $871,137, respectively).

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the quarter and in the nine month period ended September 30, 2005, legal fees and expenses totalling $18,971 and $37,598 were paid by the Company to affiliates of V.Ships (no such commissions or legal fees were paid in 2004).

The Company leases office space from an affiliate of V.Ships. In the quarter and in the nine month period ended September 30, 2005, the rental cost paid to the affiliate of V.Ships was approximately $20,056 and $67,630 (in 2004, $21,288 and $64,081, respectively).

In the quarter and in the nine month period ended September 30, 2005, the Company paid approximately $7,250 and $21,250 for accounting services to an affiliate of V.Ships (in 2004, $7,750 and $23,250, respectively).

In August 2004, the Company entered into a service agreement with V.Investments Limited whereby, the Company pays a monthly fee of £10,000 in consideration of V.Ships permitting the Chief Executive Officer to provide his services to the Company. In the quarter and in the nine month period ended September 30, 2005, the fees paid to V.Investments was approximately $53,981 and $164,692. V.Ships is also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services. Such agreement terminated on October 31, 2005 (See Note 10. Subsequent events).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V.Ships.

At September 30, 2005, the Company had intercompany balances of trade account receivable from affiliates of $401,132 ($80,492 at December 31, 2004). This amount includes $337,189 receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels.

NOTE 6. PROVISION FOR IMPAIRMENT LOSS

At September 30, 2005, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with FAS 144 and determined that no provision for loss was required as the carrying values of such assets were deemed to be recoverable.

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

In July 2005, the Company received appraisals for its gas fleet from a leading independent shipbroker. The seariver vessels values were assumed to remain at their appraised values of January 2005. On this basis, the appraised value of the Company’s fully owned fleet was approximately $167 million compared to a book value of $126,320,104 on June 30, 2005 (see also Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Value of the vessels). Independent appraisals were not performed at the end of the third quarter, but in view of current market conditions, Management estimates the market value of the fully owned fleet to have increased (see Item Management discussion - Market Conditions and Market values of the vessels).

The Company’s investment in MUNIA is also reviewed for impairment at each quarter end. To consider whether there is an indication of impairment, the Company compares the fair market value or estimated scrap value of each container vessel at the end of the quarterly reporting period with the minimum threshold of $4.9 million, which corresponds to a full recovery of the investment (see Note 4. Investment in Associated Companies). Whenever the fair market value or estimated scrap value (corresponding to a price of scrap of $314 per ton) of a vessel is below $4.9 million, the Company considers there is a potential impairment and performs a recoverability test. To perform the recoverability test, the Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value. As of September 30, 2005, Management did not believe there was any indication of impairment.

The assumptions used to determine, whether the sum of undiscounted cash flows expected to result from the use and eventual disposal of an asset exceeds the carrying value, involve a considerable degree of judgment on the part of Management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the assets.

NOTE 7. SHAREHOLDERS' EQUITY

The net income of $7,830,373 for the nine months ended September 30, 2005 has been recorded as a reduction in accumulated deficit. In March 2005, the Company's Board of Directors decided to distribute a dividend of $0.25 per share payable in four equal quarterly instalments of $0.0625 to be recorded as a reduction of Additional paid-in capital. Instalments of $548,563 and $557,104 were paid on April 29 and July 28 respectively.

In June 2005, the Company’s Board of Directors extended the authorization to repurchase of up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock, if any, will be held in treasury.

The summary of changes in shareholders' equity during the nine months ended September 30, 2005 is as follows:

USD	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders Equity

December 31, 2004	87,660	51,280,010	(20,792,717)	261,602	30,836,555

Net Income			7,830,373		7,830,373

Foreign currency translation adjustment				(18,283)	(18,283)

Unrealised losses on cash flow hedges				(41,330)	(41,330)

Stock-based employee compensation		74,932			74,932

Issuance of stock to Directors	48	17,285			17,333

Dividends		(1,105,667)			(1,105,667)

Issuance of stock under stock option plan	1,429	261,266			262,695

September 30, 2005	89,137	50,527,826	(12,962,344)	201,989	37,856,608

Directors, who are not officers of the Company or of an affiliated company, receive $5,000 out of their total annual compensation by allotment of shares of the Company’s common stock of equivalent value. In 2005, 4,766 shares were issued representing director compensation of $17,332 for the period April 1 to December 31, 2004.

In the first nine months of 2005, 142,918 shares were issued and 186,398 options granted under the stock option plan (see Note 9).

NOTE 8. LONG TERM DEBT

On January 20, 2005, upon the sale of the container vessels, the Company repaid $15 million under the loan agreement with Fortis Bank (the “Fortis Loan”) and the repayment schedule of the remaining loan was reduced proportionately. An amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with such portion of the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. Concurrently with such prepayment, cash balances of $5 million held as collateral by Fortis Bank were released. As of September 30, 2005, the amount outstanding under the Fortis Loan was $26,250,000.

In April 2005, the Company entered into a $68,000, 000 loan agreement with Scotiabank (the “Scotia Loan”) in order to partially fund the acquisition of two vessels. The loan consists of two advances, bears interest at LIBOR plus 0.85% and is guaranteed by the Company:

-
the first advance of $41 million was drawn by one of the Company’s wholly owned subsidiaries, to finance the acquisition of the ‘Berge Flanders’. This advance is repayable over eleven years in twenty two equal semi-annual instalments of $1,772,500 plus a balloon payment of $2,005,000.

-
the second advance of $27 million was drawn by another of the Company’s wholly owned subsidiaries in order to finance the acquisition of the ‘Berge Kobe’. This advance is repayable over seven years in fourteen equal semi-annual instalments of $1,785,500 plus a balloon payment of $2,003,000.

Swap agreements were concurrently entered into with Scotiabank, as a result of which the variable rate, exclusive of margin, has been effectively fixed for the first five years at 4.58 % and 4.545% respectively for the first and second advance. As of September 30, 2005, the amount outstanding under the Scotia Loan was $68,000,000

The Company has issued guarantees in relation to the loans and the borrowers have granted ship mortgages over the vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. As of September 30, 2005, tangible net worth exceeded the minimum requirement by $6,517,582. The Company has complied with all applicable debt covenants for all periods presented.

NOTE 9:  STOCK OPTION PLAN

There was no movement on the stock option plan in the quarter ended September 30, 2005. The following table summarizes the activity under the stock plan during the first nine months of 2005:

	Number of shares	Weighted average exercise price
Options outstanding as of December 31, 2004	142,918	1.84
Options granted in 2nd quarter 2005	186,398	9.228
Options exercised in 2005	142,918	1.84
Options forfeited in 2005	-	-
Options outstanding as of Sept 30, 2005	186,398	9.228
Options exercisable as of Sept 30, 2005	186,398	9.228

On June 14, 2005, the Company’s Board of Directors approved the issuance of 186,398 options to employees at an exercise price of $9.228 per share. Options granted under this plan are granted with an exercise price equal to the average of the Company’s stock price over the ten days prior to the grant date. As a result, the intrinsic value of these options on the grant date was $0.402 per share and the Company recognized a non cash compensation charge of $74,932 in the second quarter of 2005. The fair value for these options was estimated to be equal to $2.96 per share at the date of grant using a Black-Scholes option pricing model with the following assumptions:

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

	3 months Ended Sept 30, 2005	3 months Ended Sept 30, 2004	9 months Ended Sept 30, 2005	9 months Ended Sept 30, 2004

Net income, as reported	$2,921,619	$359,482	$7,830,373	$1,696,325

Add: Stock-based employee compensation expense included in reported net income	74,932	-	74,932	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(642,875)	(4,246)	(657,844)	(11,426)

Proforma net income	2,353,676	355,236	7,247,461	1,684,899

Earnings per share:
Basic - as reported	0.33	0.04	0.89	0.19
Basic - pro forma	0.26	0.04	0.82	0.19

Diluted - as reported	0.32	0.04	0.87	0.19
Diluted - pro forma	0.26	0.04	0.81	0.19

NOTE 10: SUBSEQUENT EVENTS

On October 29, the Company paid the dividend third instalment of $557,104 ($0.0625 per share).
On November 7, 2005, the Board of Directors of the Company reviewed the management structure of the Company. Since V.Ships is no longer a major shareholder of the Company, the Board decided it was appropriate to terminate the service agreement with V. Investment Limited, whereby Mr Crawford was seconded by V.Ships to the Company (see Note 5. Related Company Transactions). Furthermore, because the Board’s strong desire is to grow the Company, Mr Crawford was appointed as full time Chief Executive Officer of the Company and should further select suitable supporting officers and staff to ensure the Company develops in line with the Boards requirements.

ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the quarter ended on September 30, 2005.

Significant events during the nine months

In 2005, the Company has focused its activities in the LPG sector. The company sold its four container vessels in January, while retaining a 25.8 % interest, bought two very large gas carriers (“VLGC”s) from Bergesen and invested 50% in another VLGC acquired from Shell in April (see Note 3. Sale and Purchase of vessels and Note 4. Investments in Associated Companies).

Following the sale of 1,780,000 shares by V.Ships to Navalmar on October 5, 2005, Navalmar now owns approximately 51.4% of the Company while V.Ships owns approximately 3.2% of the Company (see Note 5).

Revenue

The Company had revenue from charterhire and other sources amounting to $9,796,898 for the quarter and $25,664,119 for the nine month period ended September 30, 2005 ($8,127,173 for the quarter and $23,904,609 for the nine month period ended September 30, 2004). The increase in revenues is a result of the change in fleet composition.

In the nine months ended September 30, 2005, the Company's on-hire performance of the vessels on time charter was 99.6% on a potential 2,269 days (for the nine months ended September 30, 2004, it was 99.2% on a potential of 3,014 days). The on-hire performance increased due to the fact that no ship underwent dry-docking during the first nine months of 2005, compared to one ship in the same period of 2004. The Company plans to dry-dock four vessels in the last quarter of 2005.

Whenever possible, the Company employs its vessels on long term time charters with first class charterers. All of the Company's eleven fully-owned vessels (except the sea river vessels) are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows:

Last 3 months of 2005	$9,026,250
2006	$28,040,000
2007	$19,150,625
2008	$16,980,000
2009	$16,980,000
2010	$4,245,000

Costs and Expenses

Commission on charterhire was $121,415 for the quarter and $407,158 for the nine months ended September 30, 2005. It was $186,890 for the quarter and $574,020 for the nine months ended September 30, 2004. The decrease is a result of the change in fleet composition.

Vessel operating expenses plus amortisation of dry-docking costs totalled $3,835,790 for the quarter and $10,702,788 for the nine months ended September 30, 2005. They were $4,463,744 for the quarter and $13,426,058 for the nine months ended September 30, 2004. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortisation of dry-docking costs decreased from 56.2% in the nine months ended September 30, 2004 to 41.7% in the nine months ended September 30, 2005. Daily operating expenses per vessel on time charter (excluding the container vessels sold in January 2005) averaged $3,684 in the first nine months of 2005, as compared to $3,173 in the same period of 2004. The changes in vessel operating expenses as a percentage of revenues and in daily operating expenses are due to the change in fleet composition. Pre-operating expenses of the vessels acquired in 2005 totalling $243,399 were capitalized.

Depreciation totalled $2,472,916 in the quarter and $6,014,527 for the first nine months of 2005 ($1,285,014 for the quarter and $3,855,804 for the nine months ended September 30, 2004). The increase in depreciation following the purchase of two vessels in April 2005 was more important than the reduction due to the sale of four vessels in January 2005.

General and administrative expenses amounted to $469,745 for the quarter and $1,556,811 for the nine months ended September 30, 2005. They were $857,011 for the quarter and $1,924,164 for the nine months ended September 30, 2004. In the second and third quarters of 2004, the Company incurred certain non-recurring expenses in relation with the change of ownership of the Company and the offer for additional equity received by the Company.

Interest Expense

Interest expense amounted to $1,255,384 for the quarter and $2,827,501 for the nine months ended September 30, 2005 ($965,152 for the quarter and $2,883,643 for the nine months ended September 30, 2004). The increase in interest expense is due to the increase in long term debt.

Interest Income

Interest income totalled $111,852 for the quarter and $328,360 for the nine months ended September 30, 2005 ($30,241 for the quarter and $92,286 for the nine months ended September 30, 2004). The increase in interest income is due to higher interest rates.

Deferred Income

Deferred income totalled $1,189,597 for the quarter and $3,303,736 for the nine months that ended September 30, 2005 and represents the portion of Deferred Gain on sale of assets recognized as income during the relevant period (see Note 2).

Equity in Income / (Loss) of associated companies

Equity in net (loss) / income of associated companies totalled $(21,478) for the quarter and $42,943 for the nine months ended September 30, 2005.

USD	3 months Ended September 30, 2005	3 months Ended September 30, 2004	9 months Ended September 30, 2005	9 months Ended September 30, 2004

MUNIA share of net income	61,151	-	247,549	-

Waterloo share of net loss	(82,629)	-	(204,606)	-

Equity in income of associated companies	(21,478)	-	42,943	-

The Company 25.8% of MUNIA’s net income amounted to $61,151 and $247,549 respectively for the quarter and for the nine months period ended September 30, 2005. The on-hire performance of the container vessels was 99.8% on a potential 1,012 days.

The LPG carrier Galileo, owned by Waterloo, suffered significant off-hire during its first 6 months of operation due to various technical problems. The on-hire performance of the Galileo was 81.3% on a potential 178 days. As a result, the Company’s 50% share of Waterloo’s net loss amounted to $82,629 and $204,606 respectively for the quarter and for the nine months period ended September 30, 2005. Management expects that most technical problems are now solved and believes the Galileo will prove a positive investment going forward.

Market Conditions

In 2005, the market saw a strong recovery in LPG trades. Charter rates increased substantially, however the Company’s ships remain under charters initiated in 2003 and prior years at rates substantially below those enjoyed today. Five of the Company's six small LPG tankers are due for renewal between December 2005 and June 2006 and the Company hopes to secure current market rates at renewal. Management feels the market will remain strong into 2006 when the first of the larger VLGCs tankers becomes available for renewal and the vessel should also benefit from a rate increase. Three of the Company’s remaining VLGC (including Galileo 50% owned) continue on charter at rates which reflect the purchase price and the then current market conditions.

In general, increased freight rates are driven by increased production linked to LNG projects which produce LPG as an associated gas, worldwide demand for LPG, an aging fleet, enhanced industry standards and shipyards’ inability to deliver replacement tonnage earlier than in the next 24 months due to prior commitments for other ship designs.

The main LPG trade between Arabian Gulf countries and Japan serves as market indicator and the freight rates on this route are considered the industry benchmark for VLGC. The table below demonstrates the recent increase in freight rates achieved on this route. The table also shows the evolution of 12-month time charter rates for vessels of sizes similar to the Company’s ships.

	Average		2005
LPG Market	2003	2004	Aug	Sep
Voyage Rates ($/mt) Arabian Gulf / Japan	28.73	36.15	42.13	56.00
12-month time charter ($/day):
78,000 m3	22,091	27,822	31,727	34,193
3,500 m3 fully-pressurised	4,274	6,247	8,218	8,218

Sources: © Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles

Market value of the vessels

In July 2005, the Company received appraisals for its gas fleet from a leading independent shipbroker. The seariver vessel values were assumed to remain at their appraised values of January 2005. On this basis, the appraised value of the Company’s fully owned fleet was approximately $167 million, approximately $41 million over book value at the time. No independent appraisals were performed at the end of the third quarter, but in view of current market conditions, Management estimates the market value of the fully owned fleet to have increased as of September 30, 2005.

Liquidity and Sources of Capital

Liquidity

The Company had $14,115,136 in Cash at September 30, 2005 (December 31, 2004 - $11,629,896). Restricted cash amounted to $4,198,899 (December 31, 2004 - $5,000,000). In addition, it should be noted that $598,058 were deposited in vessels operating accounts which are directly operated by the vessel technical managers (December 31, 2004 - $1,255,280).

The ratio of current assets to current liabilities decreased from 1.18 at December 31, 2004 to 1.08 at September 30, 2005. The reduction is mainly due to the fact that, upon the acquisition of two vessels in April 2005, the Company's current portion of long term debt increased by $7,116,000 after the drawdown of the Scotia loan. However, the cash flows from the purchased vessels, which are employed under five year time charters at fixed charter rates, are expected to be more than sufficient to cover the expected interest and principal repayments of such loan.

Operating activities

The Company generated cash flows from operations of $13,150,972 in the nine months ended September 30, 2005 in comparison to $2,889,355 in the nine months ended September 30, 2004. The increase is due to higher charter rates and a change in the fleet composition resulting in higher income.

In the nine months ended September 30, 2005, the Company dry-docked no vessels, against one vessel in the same period of 2004. Four vessels are planned to be dry-docked in the last quarter of 2005 (none in the last quarter of 2004).

Investing activities

In April 2005, the Company acquired two very large gas carriers (“VLGCs”) from the Bergesen Group of Norway. The vessels, M/v ‘Berge Flanders’ of 75,000 m3 capacity (built 1991) and M/v ‘Berge Kobe’ of 77,000 m3 capacity (built 1987) were acquired for $50,717,250 and $32,260,000, respectively. The vessels are time-chartered to the Bergesen Group for a minimum period of five years. The acquisitions were funded with a $68 million loan from Scotiabank Europe PLC and for the balance with internal cash resources.

In April 2005, Waterloo Shipping Limited (“Waterloo”), a joint venture company set up on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built, 59,725 m3, LPG carrier ‘Galileo’ (ex ‘Isomeria’) for $16 million and chartered the vessel to Petredec for a period of four years. The vessel is technically managed by V.Ships. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly instalments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner.

Financing activities

In the first nine months of 2005, the Company repaid net borrowings of $18,750,000. These repayments consisted of: normal scheduled repayments of $3,750,000 and a prepayment of $15,000,000 at the time of the sale of the four container vessels in January 2005.

In April, the Company borrowed $68 million to partially finance the acquisition of two vessels. The debt service of this loan during the first five years is more than adequately supported by time charters with a first class charterer.

As a result of the above, the Company's long term debt (including current portion) increased from $28,750,000 as of December 31, 2004 to $94,250,000 as of September 30, 2005.

Dividend

The Company expects to pay $0.0625 per share per quarter. Instalments of $548,563 and $557,104 were paid on April 29 and July 28, 2005, respectively.

Contractual obligations

As of September 30, 2005, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 26,250,000	$ 5,000,000	$ 10,000,000	$ 10,000,000	$ 1,250,000
Scotia loan due 2016	$ 68,000,000	$ 7,116,000	$ 14,232,000	$ 14,232,000	$ 32,420,000
Total	$ 94,250,000	$ 12,116,000	$ 24,232,000	$ 24,232,000	$ 33,670,000

Future cash requirements

Management believes that the net cash generated by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2005. Management believes that the Company has excess cash to invest and is looking actively at the acquisition of vessels or other investments. However, the Company does not currently have any significant commitments for capital expenditures.

Contingencies

In September 2001, the Company sold the 1984-built container vessel Maersk Tampa to a non-affiliated Company with the Maersk charter attached. The buyer did not exercise its option to give the vessel back on charter to the Company in November 2005 for a period of 6 months at a daily rate of $17,500. The Company has, therefore, no remaining contingency on the Maersk Tampa.

Share Repurchase Program

The Company’s Share Repurchase Program is not expected to have a material impact on the Company’s liquidity. The buy back will be used if the stock drifts to levels where management determines it does not reflect accurately the potential of the Company and thus makes such action attractive. It is designed as a tool to enhance shareholder value and does not replace or repress the strategy in place to grow the Company.

Guarantees

The Company has issued guarantees in relation to the Fortis and Scotia Loans. In addition, the Company has issued a guarantee of $850,000 in relation with the loan granted by Danmarks Skibskreditfond to Waterloo (see Investing Activities).

In connection with the sale of the container vessels in January 2005, the Company has agreed to guarantee to the purchaser certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel (or earlier in case of sale or total loss of a vessel). As a result, the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Revenues. On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which may have resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. The Company has a potential liability corresponding to the amount of the bail (EUR 500,000) from potential fine and court fees. However, all expenses to be incurred under the MUNIA guarantee were accrued for in the third quarter and the Company expects that costs beyond the deductible will be covered by insurance, as any discharge was not deliberate.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2005, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2004.

Off-Balance sheet Arrangements

The Company had no off-balance sheet financial arrangements as of September 30, 2005.

Forward looking statements

Certain of the information contained in this Form 10-Q may constitute “forward-looking statements” as that term is defined under United States federal securities laws. “Forward-looking statements” are subject to risks, uncertainties and other factors which could cause actual events to differ materially from those stated in such statements, including the identification of suitable vessels for purchase, earnings projections, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry and future market conditions, competition, general economic conditions and other risk factors detailed in the Company’s filings with the SEC.

ITEM 3:	Market Risk

Interest Rate Swaps

The Company holds three interest rate swap agreements, which are used to hedge the Company’s interest rate exposure associated with its long-term debt.

As of September 30, 2005	Notional amount	Fair value	Interest rate	expiration
First swap / Fortis loan	$ 26,250,000	$ 588,000	3.075%	October 2007
Second swap / Scotia loan	$ 41,000,000	$ (150,522)	4.580%	April 2010
Third swap / Scotia loan	$ 27,000,000	$ (269,508)	4.545%	April 2010

Long term Debt

As of September 30, 2005, the Company had no variable interest debt.

Impact of Currency Fluctuations

The Company’s functional currency is the US dollar; however, a number of trade transactions related to normal vessel operations are performed in other currencies. Trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at quarter end exchange rates and therefore recorded at fair value. The Company does not hold any other assets or liabilities denominated in foreign currencies.

______________________________

ITEM 4:	Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of September 30, 2005, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1
Certification provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(b)	Exhibit 31.2
Certification provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

(c)	Exhibit 32
Certification provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(d)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : November 10, 2005	/S/ ANTONY CRAWFORD

Antony Crawford

Chief Executive Officer
President and Chief Operating Officer
(Principal Executive Officer)

Date : November 10, 2005	/S/ DOMINIQUE SERGENT

Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)