Form 10-K
period 2005-12-31
MC SHIPPING INC
filed 2006-03-17
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2005	1-10231

MC SHIPPING INC.
(Exact name of the Registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization	(IRS Employer Identification N°)

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ yes ☒ no

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act
☐ yes ☒ no

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ yes ☐ no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐ yes ☒ no

The aggregate market value of the voting and non voting equity held by non-affiliates of the Registrant computed by reference to the closing American Stock Exchange price on June 30, 2005 was: $38,375,865. Excluded from this amount are the shares of Common Stock beneficially owned by V. Investments, Navalmar and by each officer and director of the Registrant in that such companies and persons may be deemed to be affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 2006 was:
Common Stock, $.01 par value: 8,915,714

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

MC Shipping Inc. (the “Company”) was incorporated on March 17, 1989, in the Republic of Liberia.

Since its foundation, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2005, the Company's fleet totaled sixteen ships. The Company fully owned nine liquefied petroleum gas (“LPG”) carriers and two coastal bulk carriers as of that date. In addition, the Company had a 50% interest in another LPG carrier and a 25.8% percent interest in four containerships as of that date. Each of the Company’s vessels is owned by a separate wholly owned subsidiary of the Company.

An LPG carrier is designed to carry petroleum gases used primarily as low pollution fuels and as feedstock in the petrochemical and fertilizer industries. A containership is a vessel designed exclusively to carry containers. A coastal bulk carrier (also known as a multipurpose seariver vessel) is a small vessel capable of carrying general cargo and/or bulk cargo both on rivers and at sea.

The Company generally employs its vessels on time charter, bareboat charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two or several ports: the Company is paid for the tonnage transported and pays all voyage costs.

The level of the Company's revenues and expenses will vary from year to year depending on, inter alia, the number of vessels controlled by the Company during each year and the charter rate of those vessels.

SHIPPING INDUSTRY BACKGROUND

The shipping industry is subject to cyclical fluctuations in charter rates and vessel values based on changes in supply and demand. The industry has been experiencing volatility in profitability, vessel values and charter rates resulting from changes in the supply of, and demand for, shipping capacity. The demand for ships is influenced by, among other factors, global and regional economic conditions, developments in international trade, and changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, conflicts, embargoes and strikes. The demand for ships is also influenced by, among other things, the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products. Demand for such products is affected by, among other things, general economic conditions, commodity prices, environmental concerns, weather and competition from alternative fuels. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. All of these factors which affect the supply of and demand for vessel capacity are beyond the control of the Company. In addition, the nature, timing and degree of changes in the shipping markets, in which the Company operates, as well as future charter rates and values of its vessels, are not readily predictable.

OPERATIONS

Ship owning activities entail three separate functions: (i) the overall strategic management function, which is that of an investment manager and includes the selection, purchase, financing and sale of vessels and overall supervision of both chartering and vessel technical management; (ii) the technical management function, which encompasses the day to day operation, physical maintenance and crewing of the vessels; and (iii) the commercial management function, which involves obtaining employment for the vessels and managing relations with the charterer.

Management exercises direct control over the Company's overall strategic management function. The technical management function is sub-contracted to ship managers, currently, V.Ships or its affiliates ("V.Ships") for LPG vessels and ARPA Shipping BV (“ARPA”) for the coastal bulk carriers. Management may use other ship managers if the price and service is competitive. Management exercises regular controls over the technical managers of the vessels to ensure that they are properly maintained. Management exercises direct control of the commercial management function but may, on a case-by-case basis, engage the services of independent brokers in order to obtain employment for the Company’s vessels and to manage its relations with its charterers.

The Company, via its wholly owned subsidiaries, enters into management agreements with managers for the technical operation of the Company's fleet. These agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by the technical managers for the operation of the Company's vessels and the technical managers are paid a fixed management fee. In addition, if the Company deems it necessary to employ the services of technical managers in the chartering or commercial operation of any of the Company's vessels, technical managers are entitled to a commercial chartering commission determined in the light of current industry practice. For the rates of fees payable to V.Ships, see below Compensation to Affiliates.

The Company had nine charters covering the year 2005, seven of which commenced prior to 2005, and three charterers provided revenues exceeding 10% of the Company's total revenues. The Company’s coastal bulk carriers were engaged on voyage charters in 2005 and are excluded from these statistics.

The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different types of charter.

COMPENSATION TO AFFILIATES

The By-Laws of the Company provide that any of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates (See Item 10: Directors and executive officers of the registrant and Item 13: Certain relationships and Related transactions).

As of March 1, 2006, Navalmar Transportes Maritimos LDA (“Navalmar”) and V.Investments Limited (“V.Investments”) owned respectively 45.2% and 3.2% of the Company. Navalmar and V.Investments are deemed to share beneficial ownership of the common shares of the Company. Navalmar Transportes Maritimos LDA is a Portuguese company which owns and operates a fleet of vessels and is a subsidiary of CO.FI.PA. Spa (formerly known as Bogazzi Fimpar Spa). V.Investments is a subsidiary of V.Holdings Limited, which operates primarily under the V.Ships brand. V.Investments handles the investment activities of the V.Ships group.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships for the technical operation of some of its vessels. The Management Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2005, the management fees were fixed at the rate of $9,250 per vessel/per month for the container ships and the large LPG carriers and at the rate of $9,167 per vessel/per month for the smaller LPG carriers (in 2004, $8,855 and $8,753 respectively - in 2003, $8,600 and $8,500 respectively). In 2005, the Company paid management fees of $1,006,756 to V.Ships (2004 - $1,150,926; 2003 - $1,128,000).

The Company does not currently employ the services of V.Ships in the chartering or commercial operation of vessels. In 2005, no commercial chartering commissions were paid by the Company to V.Ships (2004 - none; 2003 - $4,500).

If the Company deems it necessary to employ the services of V.Ships to assist with legal work for the acquisition or disposal of vessels, the Company will pay legal fees determined in the light of current industry practice. In 2005, legal fees and expenses totaling $37,876 were paid by the Company to affiliates of V.Ships (2004 - $33,443; 2003 - $17,942).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2005, the rental cost and telecommunications expenses paid to affiliates of V.Ships were approximately $104,455 (2004 - $133,416; 2003 - $101,218).

In August 2004, the Company entered into a service agreement with V.Investments whereby the Company paid a fee of £10,000 per month in consideration of V.Ships permitting the Company’s Chief Executive Officer, who was a full time employee of V.Ships, to provide his services on a part time basis to the Company. V.Ships was also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services. Such agreement terminated on October 31, 2005 when the CEO joined the Company on a full time basis. In 2005, the fees and expenses paid to V.Investments amounted to $203,084.

The Company outsources some bookkeeping functions to an affiliate of V.Ships. In 2005, the Company paid a total of approximately $28,833 for such accounting services (2004 - $31,000; 2003 - $31,000).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates to arrange for insurance, crew and staff traveling, port agency services, manning, safety and training services, and miscellaneous services described below. The payments described below represent in part fees and for the most part payments to third parties.

The Company currently does not place its vessel insurance through V.Ships. In 2005, insurance premiums paid by the Company to V.Ships amounted to $3,240 (2004 - $706,946 ; 2003 - $919,127). In addition, in 2005, cover for legal expenses in case of commercial disputes was dealt with by the way of a retainer amounting to approximately $58,793 to a subsidiary of V.Ships specializing in such work.

The Company uses, for crew and staff traveling, the services of a company affiliated with V.Ships. In 2005, such traveling expenses amounted to approximately $378,340 and were included in vessel operating expenses or in general and administrative expenses (2004 - $267,670; 2003 - $278,831).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2005, the Company paid to these companies approximately $278,719 for port and other costs, which were included in vessel operating expenses (2004 - $313,754 ; 2003 - $480,660).

The Company uses various companies affiliated with V.Ships for manning, safety and training. In 2005, such expenses amounted to approximately $253,375 and were included in vessel operating expenses (2004 - $346,129; 2003 - $347,179).

At December 31, 2005, the Company had intercompany balances of trade accounts receivables of $202,208 due from affiliates ($80,492 in 2004). This amount includes $180,789 receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels. Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”) is a special purpose German KG company which purchased four container vessels from the Company in January 2005 and which is 25.8% owned by the Company (see Note 4: Investment in Associated Companies to the Consolidated Financial Statements in Item 8).

INSURANCE AND CLASSIFICATION

The business of the Company is affected by the risks of mechanical failure of the Company's vessels, collisions, property losses to the vessels, cargo loss or damage, and business interruption due to political action in foreign countries and labor strikes. In addition, the operation of any ocean-going vessel entails an inherent risk of catastrophic marine disaster. The Company maintains Hull and Machinery Insurance, War Risk Insurance, Protection and Indemnity Insurance, Freight Demurrage and Defense Insurance and Loss of Earnings Insurance on its vessels consistent with industry practice. The Company maintains total or constructive total loss coverage for each of its vessels. The insurance underwriters may require that additional premiums be paid for Hull and Machinery and War Risk Insurance prior to any vessels entering certain geographical areas subject to unstable political or military conditions. Although the Company has had no difficulty in obtaining such insurance for its vessels, there can be no assurance that the Company will be able to continue to procure sufficient amounts of insurance to cover the repair and replacement cost of any vessel which is damaged or destroyed, loss of earnings on a vessel or the Company's liability in the event of a catastrophic marine or ecological disaster.

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

Some countries have laws or practices which restrict the carriage of cargoes depending upon the nationality of a vessel or its crew or the origin or destination of the vessel, as well as other considerations relating to particular national interests. The Company cannot predict the effect that such laws or practices may have on its ability to obtain cargoes. It is expected that the Company's vessels, all of which are non-United States flag vessels, will be permitted to enter the territorial waters of the United States, but will not be permitted, under the Merchant Marine Act, 1920 (the Jones Act), to transport cargoes between United States ports. Such restriction is not expected to have a material adverse impact on the Company's operations. Two of the Company's vessels made one call and one vessel made two calls to a United States port in 2005.

COMPETITION

Competition in the operation of LPG carriers is intense. Typically, each of the numerous owners of such vessels owns a relatively small number of vessels. However, a few large and experienced operators, with greater financial resources than those of the Company, dominate the LPG sector, particularly in the larger ship segments, and there is no assurance that the Company will be able to compete successfully with other shipping firms.

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

EMPLOYEES

At the end of 2005, the Company employed five persons on a full-time basis, three of whom are officers of the Company.

The Company, through its vessel-owning subsidiaries, hires officers and crews for each of the Company's vessels. Seamen from India, Latvia, Russia, Ukraine, Philippines and the United Kingdom currently man the Company's vessels and a total of approximately two hundred and fifty seafarers currently serve on the Company’s vessels. These seamen are generally unionized and the Company believes its relationships with the seamen who serve on board its vessels are good.

ITEM 1A:	RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS AND OPERATIONS

Our business is subject to the general volatility of the shipping market. The shipping industry is subject to cyclical fluctuations in charter rates and vessel values based on changes in supply and demand. The industry has been experiencing volatility in profitability, vessel values and charter rates resulting from changes in the supply of, and demand for, shipping capacity. The factors which affect the supply of and demand for vessel capacity are beyond the control of the Company. In addition, the nature, timing and degree of changes in the shipping markets, in which the Company operates, as well as future charter rates and values of its vessels, are not readily predictable.

Our business is subject to significant environmental and other regulations. The operation of vessels is affected by extensive and changing environmental protection and other laws and regulations, compliance with which may entail significant expense, including expenses for ship modifications and changes in operating procedures. Such expense could have a material adverse effect on the Company at any time.

Our business is subject to government regulation which may increase our costs and potential liabilities, including for the failure to obtain required permits, licenses and certificates and the failure to keep up with changing regulations. The shipping business is materially affected by government regulation in the form of international conventions, national, state or local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are often revised, the Company is unable to predict the ultimate costs of complying with such conventions, laws and regulations. Under certain regulations, a vessel owner may be liable for property and environmental damages and all of its assets could be subject to claim for such damages. Moreover, in certain jurisdictions, under the "sister ship" doctrine, all of the affiliates in a fleet of ships may be liable for damages caused by, or debts incurred with respect to, a ship owned by one affiliate, and the ships and other assets of all the affiliates may be subject to attachments.

Shipping is an inherently risky business and our insurance may not be adequate. The business of the Company is affected by the risks of mechanical failure of the Company’s vessels, collisions, property losses to the vessels, cargo loss or damage, and business interruption due to political action in foreign countries and labor strikes. In addition, the operation of any ocean-going vessel entails an inherent risk of catastrophic marine disaster. Any of these events may result in loss of revenues, increased costs and decreased cash flows. The Company maintains Insurance consistent with industry practice. Nonetheless, risks may arise against which we are not adequately insured.  For example, a catastrophic event could exceed our insurance coverage and have a material adverse effect on our financial condition. Although the Company has had no difficulty in obtaining such insurance for its vessels in the past, there can be no assurance that the Company will be able to continue to procure sufficient amounts of insurance at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid.

There may be risks associated with the purchase and operation of second hand vessels. The economic useful lives of most gas carriers are generally estimated to be approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. Although we inspect second-hand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us.  Second-hand vessels carry no warranties from sellers or manufacturers. In general, expenditures necessary to maintain a vessel in good operating condition increase with the age of the vessel. Second-hand vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Changes in governmental regulations and safety standards may require expenditures for alterations. The Company’s vessels range from 10 to 30 years old. There can be no assurance that market conditions will justify the level of expenditures necessary to maintain such vessels, to comply with applicable regulations, to enable the Company to operate such vessels profitably during the remainder of such vessels’ useful lives or to sell such vessels at prices approaching or in excess of the book value. Therefore, our future operating results could be negatively affected if some of the vessels do not perform as we expect.

We may face unexpected repair costs for our vessels. Repairs and maintenance costs are difficult to predict with certainty and may be substantial.  Many of these expenses are not covered by our insurance.  Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Our revenues may be adversely affected if we do not successfully employ our vessels. The Company’s vessels are currently chartered for periods ranging from three to fifty one months. Upon the termination of such charters, the Company may seek to sell one or more of its vessels, enter into medium- to long-term charters or trade such vessels in the spot market. If the Company decides to recharter the vessels, there can be no assurance that it will be able to enter into charters for periods and at rates of hire that will be sufficient to enable the Company’s vessels to be operated profitably.

We are dependant on a few charterers and if we lose any of our charterers or a significant portion of our revenues, our operating results could be materially adversely affected. The Company has derived and is expected to continue to derive, a significant portion of its revenues from a limited number of charterers. If the Company loses a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

The risks associated with operations outside the United States could adversely impact our operating results. The Company’s operations are conducted worldwide, and may be affected by changing economic, political and social conditions in the countries where the Company is engaged in business or where the Company’s vessels are registered or flagged. In particular, the Company’s operations may be affected by war, expropriation of vessels, the imposition of taxes, increase regulation or other circumstances, and as a consequence the Company may incur higher costs, its assets may be impaired or its operations may be curtailed.

Our operating performance may be materially affected by competition. Competition in the operation of LPG carriers is intense. A few large and experienced operators, with greater financial resources than those of the Company, dominate the LPG sector, particularly in the larger ship segments, and there is no assurance that the Company will be able to compete successfully with other shipping firms.

Related party transactions may materially affect our business. Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. As a result of such affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company’s vessels and those of other entities affiliated with such persons.

If we default under any of our loan agreements, we could forfeit our rights in our vessels and their charters. We have pledged all of our vessels and related collateral as security to the lenders under our loan agreements.  Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

RISK FACTORS RELATED TO OUR COMMON STOCK

You may not be able to sell your common stock when you want to and, if you do, you may not be able to receive the price that you want. Although our common stock trades on the American Stock Exchange, we do not know if an active trading market for the common stock will continue or, if it does, at what prices the common stock may trade. During 2005, the reported closing prices for our common stock have ranged from a high of $15.82 to a low of $3.55. In addition, the stock markets in general, including the American Stock Exchange, have experienced extreme price and trading volume fluctuations. These fluctuations have resulted in volatility in the market prices of securities that has often been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common stock. Further, possible additional issuances could significantly increase the number of shares of our common stock outstanding, and could result in a decline in the market price of our common stock. Therefore, you may not be able to sell our common stock when you want and, if you do, you may not receive the price you want.

We cannot assure you that we will pay any dividends. In March 2005, our board of directors initiated a cash dividend policy. The timing and amount of dividends, if any, could be affected by factors affecting cash flows, results of operations, required capital expenditures, or reserves.  Maintaining the dividend policy will depend on our cash earnings, financial condition and cash requirements and could be affected by factors, including the loss of a vessel, required capital expenditures, reserves established by the board of directors, increased or unanticipated expenses, additional borrowings or future issuances of securities, which may be beyond our control.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

The Company, through its wholly owned subsidiary MC Shipping S.A.M., directly rents office space from V.Ships and procures administrative services in Monaco. In 2005, the Company leased office space at a cost of $89,167 (2004 - $87,206; 2003 - $76,078). Additionally, the Company has at its disposal office space and administrative services in Bermuda.

At December 31, 2005, the Company's fleet consisted of the following vessels:

Name	Type	Year Built	DWT	% ownership

Deauville	LPG Carrier	1995	2,601	100.0%
Auteuil	"	1995	2,588	100.0%
Coniston	"	1991	4,833	100.0%
Cheltenham	"	1990	4,318	100.0%
Longchamp	"	1990	4,316	100.0%
Malvern	"	1990	4,148	100.0%
La Forge	"	1981	45,587	100.0%
Chelsea Bridge	"	1987	51,466	100.0%
Tower Bridge	"	1991	49,245	100.0%
Bay Trader	Coastal Bulk Carrier	1980	1,579	100.0%
Link Trader	"	1980	1,579	100.0%
Galileo	LPG Carrier	1983	47,593	50.0%
Maersk Belawan	Container Carrier	1983	37,212	25.8%
Maersk Brisbane	"	1976	37,129	25.8%
Maersk Barcelona	"	1976	37,115	25.8%
Ankara	"	1975	37,116	25.8%

ITEM 3:	LEGAL PROCEEDINGS

The Company has no material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5:	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since May 31, 1989, the Company's Common Stock has traded on the American Stock Exchange. The ticker symbol for the Company's Common Stock is “MCX”. As of February 15, 2006, there were 60 record holders of Common Stock.

The high and low sales prices for the Company's Common Stock for the last two fiscal years are set forth below:

Quarter ended	2005		2004
	High	Low	High	Low

March 31	8.93	3.55	3.00	2.00
June 30	10.11	7.59	2.90	2.16
September 30	10.35	8.95	4.61	1.86
December 31	15.82	9.30	5.82	3.28

DIVIDENDS

In March 2006, the Company’s Board of Directors announced a dividend of $0.25 per share to be paid in four equal quarterly installments commencing in April 2006 and a stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. In March 2005, the Company’s Board of Directors declared a dividend of $0.25 per share which was paid in four equal quarterly installments commencing in April 2005. In March 2004, the Company's Board of Directors decided to distribute a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20 and 415,513 shares were issued to that effect.

The Company has been advised that distributions to shareholders who are not citizens or residents of Liberia will not be subject to tax by Liberia under its laws as currently in effect. There is no income tax treaty between Liberia and the United States.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2005
Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	186,398	$9.228	-
Equity compensation plans not approved by security holders	-	-	-
Total	186,398	$9.228	-

SHARE REPURCHASE PROGRAM

In March 2006, the Company’s Board of Directors extended the authorization to repurchase of up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock, if any, will be held in treasury. There were no repurchases of common shares in 2005 under the Share Repurchase Program.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the Consolidated Financial Statements of the Company. The Company’s books and records are maintained in U.S. dollars, which is the Company’s functional currency. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other information included herein.

The Company is in the business of investing in, owning and operating vessels. As a result, the composition and size of the Company’s fleet varies significantly every year (see Note 3: Acquisitions and Sales of Vessels to the Consolidated Financial Statements in Item 8).

Consolidated Statements of Operations Data

	Years ended December 31

	2005	2004	2003	2002	2001

Charterhire and Other Income	$35,396,519	$31,895,393	$35,797,522	$41,858,999	$44,823,301
Commission on Charterhire	(532,281)	(759,673)	(895,394)	(1,100,422)	(1,223,268)
Vessel Operating Expenses	(13,983,069)	(16,821,562)	(17,875,984)	(19,547,436)	(22,321,851)
Amortization of Dry- docking Costs	(808,129)	(1,433,150)	(1,176,659)	(575,185)	(895,802)
Depreciation	(8,114,264)	(5,140,639)	(8,295,583)	(9,127,713)	(10,761,040)
General and Administrative Expenses	(2,254,864)	(2,577,213)	(1,419,368)	(1,382,587)	(1,652,622)
Impairment Loss	-	-	(2,693,650)	(1,687,370)	(10,712,007)
Gain on disposals of vessels	-	-	1,785,253	-	2,084,283
Recognized deferred gain on sale of vessels	4,515,383	-	-	-	-

Operating Income	14,219,295	5,163,156	5,226,137	8,438,286	(659,006)
Interest Expense	(4,018,670)	(3,463,491)	(4,866,062)	(6,418,537)	(7,953,745)
Interest Income	454,037	156,964	110,603	127,559	373,589
Equity in Gain / (Loss) from Associated Companies	113,983	-	-	-	(296,378)
(Loss)/Gains on debt extinguishment	-	(744,250)	2,620,477	94,598	11,388,757

Net Income	10,768,645	1,112,379	$3,091,155	$2,241,906	$2,853,217

Per Share amounts:
Basic Net Income	$1.22	$0.13	$0.36	$0.26	$0.33
Diluted Net Income	$1.19	$0.13	$0.35	$0.25	$0.33

Consolidated Balance Sheet Data

	December 31

	2005	2004	2003	2002	2001

Current Assets	$16,693,433	$14,095,193	$19,727,175	$18,787,275	$18,122,265
Current Liabilities	$17,749,812	$11,980,513	$11,005,741	$21,379,655	$16,802,533
Total Assets	$148,742,523	$80,317,068	$87,316,016	$112,629,237	$104,828,997
Long-term Debt	$77,326,000	$37,500,000	$47,081,690	$65,461,243	$64,209,859
Shareholders’ Equity	$40,466,810	$30,836,555	$29,228,585	$25,788,339	$23,816,605

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

Revenues and Expenses

Since its founding, the Company has been engaged in the business of investing in, owning and operating second-hand vessels. As of December 31, 2005, the Company’s fleet totaled sixteen ships. The Company fully owns nine liquefied petroleum gas (“LPG”) carriers and two coastal bulk carriers. In addition, the Company had a 50% interest in another LPG carrier and a 25.8% percent interest in four containerships. Each of the Company’s vessels is owned by a separate wholly owned subsidiary of the Company.

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

Shipping markets

In 2005, the market saw a continuing strong recovery in LPG charter rates. However, throughout 2005, most of the Company’s small LPG ships remained under charters or options granted under charters initiated in prior years. Such rates reflected the then current market conditions and were substantially below those enjoyed today. One small LPG tanker was renewed at the end of 2005 at current market rate. Four small LPG tankers are due for renewal in the first six-seven months of 2006, one in December 2006 and one very large gas carrier (“VLGC”) tanker in November 2006: the Company hopes to secure current market rates at renewal. The Company’s remaining VLGC tankers (including Galileo 50% owned) will continue on charter at the rates which were previously agreed.

In general, increased freight rates are driven by increased production linked to LNG projects which produce LPG as an associated gas, worldwide demand for LPG, an aging fleet, enhanced industry standards and shipyards’ inability to deliver replacement tonnage earlier than in the next 24 months due to prior commitments for other ship designs.

The main LPG trade between Arabian Gulf countries and Japan serves as a market indicator and the freight rates on this route are considered the industry benchmark for VLGCs. The table below demonstrates the recent increase in freight rates achieved on this route. The table also shows the evolution of 12-month time charter rates for vessels of sizes and types similar to the Company’s ships.

LPG market	2003	2004	2005
Voyage rates ($/mt) Arabian Gulf/Japan	28.73	36.15	40.51
12-month time charter ($/day)
78,000 m3 average daily charter rate	22,091	27,822	33,538
3,500 m3 average daily charter rate	4,274	6,247	7,566
Sources:	© Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles;
© Inge Steensland AS.

Like charter rates, LPG ship values have increased substantially over the last twelve months, as demonstrated by the appraisals received by the Company for its gas fleet from leading independent shipbrokers.

In 2005, the market for containerships remained very strong, although the end of the year showed signs of a decline in rates. However, the four container vessels, which are 25.8% owned by the Company, are fixed on long term charters with AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, respectively, at rates which remain well below current market levels.

Market value of the fleet

On the basis of appraisals received from leading independent shipbrokers, the appraised value of the Company’s fully owned fleet in January 2006 was approximately $174,675,000 compared to a book value of $121,991,571 on December 31, 2005. The excess of appraised value over book value was approximately $52.7 million. In January 2005, the appraised value of the Company’s fleet was approximately $91,850,000 compared to a book value of $57,051,369 at December 31, 2004. The excess of appraised value over book value was approximately $34.8 million.

Accumulated Deficit.

As of December 31, 2005, the Company's accumulated deficit was $10,024,072. This amount consisted of total accumulated losses (net of accumulated profits) of $1,328,228 since the Company's inception and dividends declared of $8,695,844 over the same period. An additional $7,140,332 of dividends was accounted for as a reduction of paid-in capital over the same period. The majority of such dividends were paid prior to 1994 when the Company was a self-liquidating fund with a dividend policy based on cash flow generation. As a result of the Company’s accumulated deficit position, the stock dividend declared and issued in 2005 was accounted for as a reduction in Additional Paid-in Capital.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Significant events during 2005

In 2005, the Company had decided to focus its activities in the LPG sector. In January, the Company sold four container vessels, while retaining a 25.8% interest. In April, the Company bought two very large gas carriers from Bergesen and acquired a 50% interest in another one bought from Shell (see in Item 8 the consolidated financial statements Note 3: Sale and Purchase of vessels and Note 4: Investments in Associated Companies, included elsewhere in this document).

Following various share transactions that took place in 2005 and that are fully described in Note 2: Related Company Transactions to the consolidated financial statements in Item 8, Navalmar now owns approximately 45.2% of the Company while V.Ships owns approximately 3.2% of the Company.

Revenue

The Company had gross revenue from charterhire and other sources of $35,396,519 for the year ended December 31, 2005, a 11% increase from gross revenue of $31,895,393 in 2004. The revenue increase resulted mainly from a change in the fleet composition (see Significant Events during 2005).

The average rate per day on hire was $10,066 in 2005 ($7,313 in 2004 for all vessels). In 2005, the Company's on-hire performance of the vessels on time charter excluding the vessels sold in January 2005 was 97.6% on a potential 3,021 days, (99.4% on a potential 4,026 days in 2004 for all vessels). The decrease in on-hire performance was mainly due to the fact that four vessels underwent dry-docking in 2005.

In 2005, the vessels on time charter experienced off-hire time for the following reasons: (i) 1.99% of the total available days were lost due to dry-docking and planned repair time, (ii) 0.38% of the total available days were lost due to technical reasons (“operating off-hire”) and (iii) 0.08% % of the total available days were lost due to underperformance of the vessel.

Costs and Expenses

Commission on charterhire was $532,281 in 2005, a 29.9% decrease from the $759,673 incurred during 2004. This decrease results principally from the lack of commissions on the charterhire of the last two vessels acquired.

Vessel operating expenses plus amortization of dry-docking costs totaled $14,791,198 for the year ended December 31, 2005, representing a decrease of 23% from 2004 in which vessel operating expenses plus amortization of dry-docking amounted to $18,254,712. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs were equal to 41.8% in 2005 compared to 57.2% in 2004. The decrease in vessel operating expenses as a percentage of revenues in 2005 is due to the increase in charterhire. The decrease in operating expenses is due to the fact that the Company sold four vessels in January and purchased two in April.

Depreciation was $8,114,264 for the year ended December 31, 2005, compared to $5,140,639 in 2004. The increase in depreciation is principally due to the purchase of two VLGC vessels in April 2005 which was partially offset by the reduction in depreciation due to the sale of four container vessels in January 2005.

General and administrative expenses were $2,254,864 for the year ended December 31, 2005, compared to $2,577,213 in 2004. This represented 6.4% of revenue in 2005 as compared to 8.1% of revenue in 2004. In the second half of 2004, the Company had incurred certain non-recurring expenses in relation with the change of ownership of the Company and the offer for additional equity received by the Company.

Impairment Loss

As of December 31, 2005, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for impairment loss was required. As of December 31, 2004, the Company also had determined that no provision for impairment loss was required.

In February 2006, the Company received appraisals for its entire fleet from leading independent shipbrokers. On this basis, the appraised value of the Company’s fully owned fleet as of December 31, 2005 was approximately $174,675,000 (compared to a book value of $121,991,571 on December 31, 2005).

Interest Income and Expenses

Interest expense amounted to $4,018,670 for the year ended December 31, 2005 as compared to $3,463,491 in 2004, and represented 11.3% of revenue as compared with 10.8% in 2004. The increase in interest expense resulted from the increase in the Company’s debt (see Note 6: Long Term Debt to the Consolidated Financial Statements in Item 8).

Interest income totaled $454,037 in 2005, a 189% increase from interest income of $156,964 in 2004. The increase in interest earnings was due to higher interest rates.

Deferred Income

Recognized deferred gain totaled $4,515,383 in 2005 and represents the portion of Deferred Gain on sale of assets recognized as income during the year.

Equity in Income / (Loss) of associated companies

Equity in net income of associated companies totaled $113,983 for the year ended December 31, 2005 (see Note 4: Investment in associated Companies to the Consolidated Financial Statements in Item 8).

The Company’s 25.8% share of MUNIA’s net income amounted to $389,764 for the year ended December 31, 2005 (see below Liquidity and Sources of Capital - Investing activities). The on-hire performance of the container vessels was 99.9% on a potential 1,460 days in 2005. The Company received dividends of $110,000 in July 2005 and $180,000 in January 2006. The operating expenses of the vessels were approximately at the guaranteed level in 2005 and no payment were made or received under the guarantee, except for the expenses accrued in relation to the Maersk Barcelona incident (see Note 4: Investments in Associated Companies to the Consolidated Financial Statements in Item 8).

The LPG carrier Galileo, owned by Waterloo Shipping Limited (see below Liquidity and Sources of Capital - Investing activities) has incurred additional operating expenses to be brought to a standard the Company believes to be required for long term safe operation. In addition, the ship has suffered technical off-hire during the second and third quarters to allow this work to take place. The vessel suffered no off-hire in the fourth quarter of 2005. Management believes the Galileo will prove a positive investment going forward and valuations have shown a fair market value in excess of her current book value. In 2005, the on-hire performance of the Galileo was 86.7% on a potential 270 days. Because of the Galileo’s start up costs, the Company’s 50% portion of Waterloo’s net loss amounted to $275,780 for the year ended December 31, 2005.

Net Income

Net income for the year ended December 31, 2005 was $10,768,645 as compared to net income of $1,112,379 for the year ended December 31, 2004.

Impact of Inflation

Management believes that inflation did not have a material impact on the Company’s business during the year ended December 31, 2005.

Subsequent events

On January 27, 2006, the Company paid the fourth dividend quarterly installment of $557,104 ($0.0625 per share).

In January 2006, the Company opened an office in London. Following the joining of the Chief Executive Officer on a full time basis in November 2005, it is the intention of the Company to develop its activities on a global basis. It is expected that additional staff will be hired both in London and elsewhere. The annual rental cost of the leased office space is equal to approximately $133,000.

In March 2006, the Company signed Memoranda of Agreement for the purchase of two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $11 million. The vessels, Hermann Schulte (built 1980) and Dorothea Schulte (built 1981) are semi-refrigerated and of 5,600 cbm capacity each. The acquisition will be funded with an $ 8 million bank loan facility and for the balance with the Company’s current cash holdings. Simultaneously with the purchase, they will be time-chartered back to the Schulte Group for a minimum period of one year. Following a tender aiming to compare experience and cost, the technical management of the vessels will be contracted to Wallem Shipmanagement Ltd, an unrelated technical manager. The vessels are expected to be delivered before March 31, 2006. Management will benchmark services and introduce more competition between suppliers.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Significant Events During 2004

On May 13, 2004, the Vlasov Group sold all of its 4,168,000 shares of Common Stock of MC Shipping (approximately 47.78%) to V.Investments and Navalmar. As of May 14, 2004, V.Investments Limited, V.Ships Group LTD., V.Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. Following the purchase of additional shares in the open market by Navalmar in the later part of 2004, V.Investments and Navalmar controlled over 50% of the outstanding stock of the Company. As a result of the above, a number of changes took place in Management and the Board of Directors of the Company (see Item 10: Directors and Executive Officers of the Company) and the Company incurred significant non-recurring General and Administrative Expenses (see below: Costs and Expenses).

On October 11, 2004, the Company entered into a $45,000,000 long-term debt agreement with Fortis Bank in order to refinance all of its outstanding debt including its 11.25% Senior Notes due 2008. Following the prepayment of its debt, the Company recorded a net loss on extinguishment of debt of $1,107,369 in the 4th quarter of 2004 (see Note 6: Long term Debt to the consolidated financial statements in Item 8). The refinancing is expected to provide substantial interest expenses savings in the next few years. In 2005, the interest saving will be approximately $1,545,615.

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

In 2004, the vessels on time charter experienced off-hire time for the following reasons: (i) 0.3% of the total available days were lost due to technical reasons (“operating off-hire”) and (ii) 0.3% of the total available days were lost due to dry-docking and planned repair time.

Costs and Expenses

Commission on charterhire was $759,673 in 2004, a 15.1% decrease from the $895,394 incurred during 2003. This decrease is a direct result of decreased revenues.

Vessel operating expenses plus amortization of dry-docking costs totaled $18,254,712 for the year ended December 31, 2004, representing a decrease of 4.4% from 2003 vessel operating expenses plus amortization of dry-docking which amounted to $19,052,643. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs were equal to 57.2% in 2004 compared to 53.2% in 2003. The increase in vessel operating expenses as a percentage of revenues in 2004 is due to the sale of vessels operated on a bareboat basis which do not have any operating expenses (see Item 7. Overview).

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

If there are indicators of impairment, evaluating recoverability require Management to make estimates and assumptions regarding future cash flows (see below: Critical Accounting Policies and Estimates). Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels. Management regularly obtains valuations of its vessels and will continue to monitor such valuations in order to determine if any indicators of impairment in vessel values occur.

Other Income and Expenses

Interest expense amounted to $3,463,491 for the year ended December 31, 2004 as compared to $4,866,062 in 2003, and represented 10.8% of revenue as compared with 13.6% in 2003. The decrease in interest expense resulted from a reduction in the Company’s debt.

Interest income totaled $156,964 in 2004, a 42% increase from interest income of $110,603 in 2003. The increase in interest earnings was due to the increased cash balances and slightly higher interest rates.

In 2004, the Company recorded a net loss on debt extinguishment of $744,250. This amount consisted of: (1) a net gain of $363,119 recorded on repurchases in the open market of Notes having a total face value $6,540,000 and (2) a net loss of $1,107,369 recorded at the time of refinancing in the 4th quarter 2004, corresponding the 3.75% call premium of the $21.1 million of Notes ($791,250), to the write off of the Notes unamortized issuance costs ($183,938) and to the write off of the existing bank debt unamortized issuance costs ($132,181). (See Note 6: Long Term Debt to the consolidated financial statements in Item 8).

In 2003, the Company recorded a gain of $2,620,477 on the repurchase of Notes having a total face value of $7,000,000 and a $1,785,253 gain on the sale of four container vessels.

Net Income

The net income for the year ended December 31, 2004 was $1,112,379 as compared to a net income of $3,091,155, for the year ended December 31, 2003.

Impact of Inflation

Management believes that inflation did not have a material impact upon the Company’s business during the year ended December 31, 2004.

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

Depreciation and amortization

We record the value of our vessels at their cost (which includes pre-operating costs directly attributable to the vessel) less accumulated depreciation. We depreciate our LPG vessels on a straight-line basis over their estimated useful lives, estimated to be 30 years from date of initial delivery from the shipyard. Depreciation is based on cost less the estimated residual scrap value. For the larger vessels, we estimate residual scrap value as the lightweight tonnage of each vessel multiplied by $175 scrap value per ton, which management estimates to approximate the historical average price of scrap steel. For the smaller vessels, Management’s estimates of the residual scrap value range from zero to $200,000. An increase in the useful life of a vessel would have the effect of decreasing the annual depreciation charge and extending it into later periods. An increase in the residual scrap value would decrease the amount of the annual depreciation charge. A decrease in the useful life of a vessel would have the effect of increasing the annual depreciation charge. A decrease in the residual scrap value would increase the amount of the annual depreciation charge.

Deferred dry dock cost

Our vessels are dry-docked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with the dry-docks as they occur and amortize these costs on a straight line basis over the period between dry-docks. Costs capitalized as part of the dry dock include actual costs incurred at the dry-dock yard; cost of fuel consumed between the vessel’s last discharge port prior to the dry dock and the time the vessel leaves the dry dock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the dry dock; cost of travel, lodging and subsistence of our personnel sent to the dry dock site to supervise; and the cost of hiring a third party to oversee a dry dock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the vessels.

Impairment of long-lived assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144.

To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market values are assessed by the Chief Executive Officer on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels.

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
-
The charter rates used in such computations are estimated by the Chief Executive Officer on the basis of past historical rates and modulated by his assessment of current and expected future economic and industry trends. They are subjective as they correspond to the company’s best estimate of an average long term rate.

-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks,
-
Days on hire are estimated at a level consistent with the Company’s on-hire statistics (see Management’s discussion and Analysis of Financial Condition and Results of operations - Results of Operations - revenue).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

The Company’s investment in MUNIA is also reviewed for impairment at year end and at each quarter end. To consider whether there is an indication of impairment, the Company compares the fair market value or estimated scrap value of each container vessel at the end of the reporting period with the minimum threshold of $4.9 million, which corresponds to a full recovery of the investment (see Note 4: Investment in Associated Companies to the consolidated financial statements in Item 8). Whenever the fair market value or estimated scrap value (corresponding to a price of scrap of $314 per ton) of a vessel is below $4.9 million, the Company considers there is a potential impairment and performs a recoverability test. To perform the recoverability test, the Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value.

LIQUIDITY AND SOURCES OF CAPITAL

Liquidity

The Company had $12,292,015 in cash available on December 31, 2005 as compared to $11,629,896 at December 31, 2004. In addition, on December 31, 2005, deposits totaling $1,759,237 (December 31, 2004 - $5,000,000) were pledged to guarantee the Company’s performance under the Fortis loan agreement. Fortis bank released a $5,000,000 deposit on January 20, 2005 following the prepayment of $15,000,000 under the Fortis loan Agreement on such date. It should be noted that $557,680 were deposited in vessel operating accounts which are directly operated by the vessel technical managers ($1,255,280 in 2004).

The ratio of current assets to current liabilities decreased from 1.18 at December 31, 2004 to 0.94 at December 31, 2005. The reduction is mainly due to the fact that, upon the acquisition of two vessels in April 2005, the Company's current portion of long term debt increased by $7,116,000 after the drawdown of the Scotia loan (See Note 6 to the consolidated financial statements: Long Term Debt). However, the cash flows from the purchased vessels, which are employed under five year time charters at fixed charter rates, are expected to be more than sufficient to cover the expected interest and principal repayments of such loan.

Operating activities

The Company generated cash flows from operations of $14,437,039 in 2005 compared to $6,521,090 in 2004. The increase is due to higher charter rates and a change in the fleet composition resulting in higher income. In 2005, the Company dry-docked four vessels for a total cost of $1,920,922. In 2004, the Company dry-docked three vessels for a total cost of $368,579. The cost of a dry-dock depends on the size and age of the vessel.

Investing activities

On January 20, 2005 the Company sold four container vessels to MUNIA, a special purpose German KG company formed by the German finance house KGAL for net proceeds of $29.8 million. As part of the transaction, the Company guarantees certain levels of operating expenses and of employment for a fee. Concurrently, the Company invested $4 million in Munia for a 25.8% equity participation.

In April 2005, the Company acquired two very large gas carriers (“VLGCs”) from the Bergesen Group of Norway. The vessels, Tower Bridge (ex Berge Flanders) of 75,000 m3 capacity (built 1991) and Chelsea Bridge (ex Berge Kobe) of 77,000 m3 capacity (built 1987) were acquired for considerations of $50,717,250 and $32,260,000, respectively. The vessels are time-chartered to the Bergesen Group for a minimum period of five years. The acquisitions were funded with a $68 million loan from Scotiabank Europe PLC and for the balance with internal cash resources.

In April 2005, Waterloo Shipping Limited (“Waterloo”), a joint venture company set up on a 50/50 basis by the Company and Petredec Limited (“Petredec”), a leading LPG trading and shipping company, acquired the 1983-built, 59,725 m3, LPG carrier Galileo for a total consideration of $16 million and chartered the vessel to Petredec for a period of four years. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly installments of $610,156 plus a balloon of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner.

Financing activities

The Company's long term debt (including the current portion) increased from $45,000,000 as of December 31, 2004 to $89,442,000 as of December 31, 2005. As of December 31, 2005, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 25,000,000	$ 5,000,000	$ 10,000,000	$ 10,000,000	-
Scotia loan due 2016	$ 64,442,000	$ 7,116,000	$ 14,232,000	$ 14,232,000	$ 28,862,000
Total	$ 89,442,000	$ 12,116,000	$ 24,232,000	$ 24,232,000	$ 28,862,000

In April 2005, the Company borrowed $68 million to partially finance the acquisition of two vessels. The debt service of this loan during the first five years is more than adequately supported by time charters.

During 2005, the Company repaid net borrowings of $23,558,000. These repayments consisted of: (i) $8,558,000 of normal scheduled repayments and (ii) $15,000,000 of prepayment.

Dividend

The Company paid a dividend of $0.25 per share in 2005 in four equal quarterly installments for a total of $1,662,771. The last installment of $0.0625 per share amounting to $557,104 was paid on January 27, 2006.

Future cash requirements

In 2006, the Company will have to dry-dock three vessels for an estimated total cost of approximately $3,000,000. The Company has agreed to purchase two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $11 million before March 31, 2006. The acquisition of these vessels will be funded with an $8 million bank loan facility and for the balance with the Company’s current cash holdings. Management believes that the net cash provided by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2006.

Guarantees

The Company has issued guarantees in relation to the Fortis and Scotia Loans. In addition, the Company has issued a guarantee of $850,000 in relation with the loan granted by Danmarks Skibskreditfond to Waterloo.

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

Share Repurchase Program

The Company’s Share Repurchase Program (see Note 8: Changes in Shareholders’ Equity to the Consolidated Financial Statements in Item 8) is not expected to have a material impact on the Company’s liquidity. The timing and the exact number of shares to be purchased will be dependent on market conditions. The share repurchase program is designed as one of the tools to enhance shareholder value and will not replace or repress the strategy in place to grow the Company.

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of December 31, 2005.

Contingencies

The Company had no contingencies as of December 31, 2005 other than as discussed in the Guarantees section above.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates internationally and is exposed to certain market risks that, in the normal course of business, include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments to reduce these risks, the Company does not enter into derivative financial instruments for trading or speculative purposes.

Impact of Interest Rate fluctuations

As of December 31, 2005, the Company had $89,442,000 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of December 31, 2005	Notional amount	Fair value	Interest rate	Expiration
First swap / Fortis loan	$ 25,000,000	$ 629,000	3.075%	October 2007
Second swap / Scotia loan	$ 39,227,500	$ 130,188	4.580%	April 2010
Third swap / Scotia loan	$ 25,214,500	$ 201,117	4.545%	April 2010
Total	$ 89,442,000	$ 960,305

As a result as of December 31, 2005, the Company had no variable interest debt whose interest rates have not been fixed.

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

We have audited the accompanying consolidated balance sheets of MC Shipping Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MC Shipping Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Moore Stephens Hays LLP

New York, NY
March 1, 2006

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	DECEMBER 31 2005	DECEMBER 31 2004

CURRENT ASSETS

Cash	$12,292,015	$11,629,896
Restricted cash	1,759,237	-
Hire receivables	13,583	4,835
Recoverable from insurers, net	68,807	55,529
Inventories	406,643	1,044,353
Receivables from affiliates	202,208	80,492
Prepaid expenses and other current assets	1,950,940	1,280,088

TOTAL CURRENT ASSETS	16,693,433	14,095,193

VESSELS, AT COST	155,406,193	109,303,246
Less - Accumulated depreciation	(33,414,622)	(52,251,877)

	121,991,571	57,051,369

OTHER ASSETS
Investments in associated companies	6,485,906	-
Furniture and equipment (net of accumulated depreciation of $13,596 at December 31, 2005 and $30,645 at December 31, 2004)	3,139	-
Dry-docking costs (net of accumulated amortization of $1,772,673 in 2005 and $3,439,685 in 2004)	3,139,184	3,829,590
Restricted cash	-	5,000,000
Debt issuance cost (net of accumulated amortization of $68,511 in 2005 and $10,323 in 2004)	429,290	340,916

TOTAL ASSETS	$148,742,523	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31 2005	DECEMBER 31 2004

CURRENT LIABILITIES
Accounts payable	$747,692	$529,960
Hire received in advance	801,043	584,843
Accrued expenses	2,466,845	3,045,787
Accrued interest	1,061,128	319,923
Dividend payable	557,104
Current portion of long term debt	12,116,000	7,500,000

TOTAL CURRENT LIABILITIES	17,749,812	11,980,513

LONG TERM DEBT
Secured loans	77,326,000	37,500,000

DEFERRED GAIN ON SALE OF VESSELS	13,199,901

TOTAL LIABILITIES	108,275,713	49,480,513

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value - 20,000,000 shares authorized 8,913,658 shares issued and outstanding at December 31, 2005 (8,765,974 at December 31, 2004)	89,137	87,660
Additional paid-in capital	49,411,285	51,280,010
Accumulated deficit	(10,024,072)	(20,792,717)
Accumulated other comprehensive income	990,460	261,602

TOTAL SHAREHOLDERS’ EQUITY	40,466,810	30,836,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,742,523	$80,317,068

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31

	2005	2004	2003

CHARTERHIRE AND OTHER INCOME	$35,396,519	$31,895,393	$35,797,522

COSTS AND EXPENSES / INCOME
Commission on charterhire	(532,281)	(759,673)	(895,394)
Vessel operating expenses	(13,983,069)	(16,821,562)	(17,875,984)
Amortization of dry-docking costs	(808,129)	(1,433,150)	(1,176,659)
Depreciation	(8,114,264)	(5,140,639)	(8,295,583)
General and administrative expenses	(2,254,864)	(2,577,213)	(1,419,368)
Impairment loss on vessels	-	-	(2,693,650)
Gains on disposals of vessels	-	-	1,785,253
Recognized deferred gain on sale of vessels	4,515,383	-	-
Equity in income of associated companies	113,983	-	-

OPERATING INCOME	14,333,278	5,163,156	5,226,137
OTHER INCOME/(EXPENSES)
Interest expense	(4,018,670)	(3,463,491)	(4,866,062)
Interest income	454,037	156,964	110,603
(Loss)/gain on debt extinguishment	-	(744,250)	2,620,477

NET INCOME	$10,768,645	$1,112,379	$3,091,155

EARNINGS PER SHARE:
Basic earnings per share	$1.22	$0.13	$0.36
Diluted earnings per share	1.19	0.13	0.35

Basic weighted average number of shares outstanding	8,847,195	8,737,627	8,669,287

Diluted weighted average number of shares outstanding	9,014,913	8,843,004	8,810,562

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	No. of Shares Issued	Common Stock par Value	Treasury Stock At cost	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity

December 31, 2002	8,481,624	$84,816	$(971,185)	$52,165,202	$(24,996,251)	$(494,243)	$25,788,339

Net Income					3,091,155		3,091,155
Other comprehensive income:
Foreign currency Translation adjustment						75,579	75,579
Unrealized gains on cash flow hedges						223,273	223,273

Total Comprehensive Income					3,091,155	298,852	3,390,007
Issuance of stock to Directors			79,379	(59,379)			20,000
Issuance of stock related to compensation plans	48,614	486		29,753			30,239

December 31, 2003	8,530,238	85,302	(891,806)	52,135,576	(21,905,096)	(195,391)	29,228,585

Net Income					1,112,379		1,112,379
Other comprehensive income:
Foreign currency translation adjustment						(39,231)	(39,231)
Unrealized gains on cash flow hedges						371,724	371,724
Realization of accumulated unrealized losses on cancelled cash flow hedges						124,500	124,500

Total Comprehensive Income					1,112,379	456,993	1,569,372
Issuance of stock to Directors	12,052	121		19,879			20,000
Issuance of stock related to compensation plans	29,901	299		18,299			18,598
Stock dividend declared	193,783	1,938	891,806	(893,744)			-

December 31, 2004	8,765,974	87,660	-	51,280,010	(20,792,717)	261,602	30,836,555

Net Income					10,768,645		10,768,645
Other comprehensive income:
Foreign currency translation adjustment						(22,117)	(22,117)
Unrealized gains on cash flow hedges						750,975	750,975

Total Comprehensive Income					10,768,645	728,858	11,497,503
Stock based employee compensation				74,932			74,932
Issuance of stock to Directors	4,766	48		14,952			15, 000
Issuance of stock related to compensation plans	142,918	1,429		261,266			262,695
Dividend				(2,219,875)			(2,219,875)

December 31, 2005	8,913,658	89,137	-	49,411,285	(10,024,072)	990,460	40,466,810

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31	2005	2004	2003

NET INCOME	$10,768,645	$1,112,379	$3,091,155
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation	8,114,264	5,140,639	8,295,583
Recognized deferred gain on sale of vessels	(4,515,383)	-	-
Amortization of dry-docking costs	808,129	1,433,150	1,176,659
Amortization of issuance costs	58,188	128,092	233,660
Impairment loss on vessels	-	-	2,693,650
Gains on disposals of vessels	-	-	(1,785,253)
Loss / (gain) on debt extinguishment	-	744,250	(2,620,477)
Equity in income of associated companies	(113,983)	-	-
Share-based compensation to Directors	15,000	20,000	20,000
Share-based employee compensation	74,932	-	-
Changes in Operating Assets and Liabilities:
Hire receivables	(8,748)	8,276	(4,551)
Recoverable from insurers	(13,278)	752,001	138,917
Inventories	637,710	(461,965)	(75,987)
Receivables from affiliates	(121,716)	(4,398)	4,424
Prepaid expenses and other current assets	(670,852)	(94,073)	(3,876)
Dry-docking costs capitalized	(1,920,922)	(368,579)	(4,791,608)
Accounts payable	217,732	(82,799)	(37,415)
Accrued expenses and hire received in advance	(362,742)	(1,389,379)	(1,065,543)
Accrued interest and comprehensive income	1,470,063	(416,504)	(183,041)

CASH PROVIDED BY OPERATING ACTIVITIES	14,437,039	6,521,090	5,086,297

INVESTING ACTIVITIES
Purchases of vessels	(82,977,250)	-	-
Pre-operating costs capitalized	(243,399)	-	-
Investments in associated companies	(6,371,924)	-	-
Proceeds from disposals of vessels	29,802,138	-	20,335,693
Purchase of furniture and equipment	(3,531)	(197)	(1,737)
Decrease / (increase) in restricted cash	3,240,763	(4,384,545)	1,386,304

NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(56,553,203)	(4,384,742)	21,720,260

FINANCING ACTIVITIES
Repayments of long-term debt	(23,558,000)	(23,621,243)	(20,168,616)
Proceeds from long term debt	68,000,000	45,000,000	-
Payment of debt issuance costs	(263,641)	(351,239)	-
Payments for repurchases of Notes	-	(27,999,150)	(4,283,050)
Proceeds from issuance of stock	262,695	18,598	30,240
Dividends paid	(1,662,771)	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,778,283	(6,953,034)	(24,421,426)

NET INCREASE / (DECREASE) IN CASH	662,119	(4,816,686)	2,385,131
CASH AT BEGINNING OF YEAR	11,629,896	16,446,582	14,061,451

CASH AT END OF YEAR	12,292,015	$11,629,896	$16,446,582

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates second-hand vessels that as of December 31, 2005 formed a fleet of 11 wholly owned vessels, comprised of nine LPG carriers and two coastal bulk carriers. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships and a 50% interest in another entity that owns and operates a LPG carrier. The accompanying consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”). The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Although the Company's fleet operates under the Bahamas and the St. Vincent & the Grenadines flags, its books and records are maintained in US Dollars, which is the Company's functional currency.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries. All inter-Company accounts and transactions have been eliminated in consolidation. Investments of 20-50% ownership in associated companies are accounted for under the equity method.

FOREIGN CURRENCY TRANSLATION: The Company’s books and records are maintained in US Dollars. The functional currency of the Company is the U.S. Dollar because the Company’s vessels operate in international shipping markets, which primarily transact business in U.S. Dollars. A number of trade transactions related to normal vessel operations performed in other currencies during the year are converted into U.S. Dollars using the exchange rates in effect at the time of the transactions. The resulting gains or losses from these transactions are recorded in vessel operating expenses. At the balance sheet dates, trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates. The resulting gains or losses from this translation are recorded as other comprehensive income or loss.

REVENUE RECOGNITION: The Company generally employs its vessels on time charter, bareboat charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two or several ports: the Company is paid for the cargo transported and pays all voyage costs.

Time and bareboat charter revenue is recognized on an accrual basis and is recorded over the term of the charter as service is provided. Voyage charter revenue and related expenses are recorded based on the percentage of service completed at the balance sheet date, gross of voyage expenses. Hire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year. Other income represents approximately 1% of total revenues and consists of demurrage, pooling of income or lumpsum expenses, guarantee fees and is recognized as received, which approximates when it is earned.

VESSEL REPAIR AND OVERHAUL: Normal vessel repair and maintenance costs are charged to expense when incurred. Costs incurred during periodic inspections for regulatory and insurance purposes are deferred and charged to income ratably over the period of five years to the next intermediate or special survey dry-docking. For vessels that are earmarked for sale, dry-docking expenses are charged to expense when incurred.

VESSELS AND DEPRECIATION: Vessels are stated at cost, which includes contract price and other direct costs relating to acquiring and placing the vessels in service. Depreciation is calculated, based on cost, less estimated residual value, using the straight-line method, over the remaining economic life of each vessel. The economic life of LPG carriers is assumed to extend from the date of their construction to the date of the final special survey which is closest to 30 years from the date of their construction. During the 4th quarter of 2005, the Company re-estimated the economic life of one of its LPG vessels from 27 years to 30 years based upon the Company's expected charter renewal for this vessel beyond its next special survey date. This change in accounting estimate resulted in a decrease to depreciation expense of approximately $400,000 in 2005 ($0.04 per basic earnings per share) and it is anticipated to have a similar effect on net income and earnings per share for each of the quarterly periods ending through March 31, 2008. The economic life of other vessels is assumed to extend from the date of their construction to the date of the fifth special survey, which is closest to 25 years from the date of their construction. If a ship is used beyond its fifth special survey, its economic life is assumed to extend to the end of its current charter.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long lived assets are regularly reviewed for impairment (see Note 5. Impairment of Long Lived Assets).

SEGMENT REPORTING: The Company operates as a single segment, as Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different types of charter.

DEBT ISSUANCE COSTS: Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities. Amortization of debt issuance costs, included in Interest Expense, amounted to $58,188 in 2005, $128,092 in 2004 and $233,660 in 2003.

In 2005, an amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $15 million prepaid under the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. In 2003 and 2004, debt issuance costs of $96,473 and $385,101 respectively, were written off as a result of the Company’s repurchases of Notes and debt refinancing and recorded as a reduction of gains on debt extinguishment. In 2003, an amount of $156,952, representing the unamortized balance of the debt issuance costs incurred in 2002, was written off following the sale of the vessels securing the related debt and recorded as a reduction of the gain on the disposal.

INTEREST RATE SWAPS: SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” requires the Company to recognize its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

The Company enters from time to time into interest-rate swap agreements to modify the interest characteristics of its outstanding debt (See Note 6. Long-term Debt). Each interest-rate swap agreement is designated with all of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement.

The Company’s interest-rate swaps are designated and qualify as cash flow hedges. As a result, the fair value of the interest rate swaps is included in the accompanying balance sheets in prepayments and other assets. The effective portion of the gain or loss on the interest rate swaps is reported as an increase or decrease in other comprehensive income. The gains or losses on these instruments are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings.

INVENTORIES: Inventories primarily consists of lubricating oil and victualling and are stated at the lower of cost or market, and are accounted for on a first-in, first-out basis.

STOCK-BASED COMPENSATION: The Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for stock based grants issued to its employees.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARD: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement based on estimated fair value at issue date. Pro forma disclosure will no longer be an alternative. The Company adopted Statement 123(R) on January 1, 2006 using the “modified prospective” method. Under his method, awards that are granted, modified, or settled after January 1, 2006, will be measured and accounted for in accordance with SFAS 123(R). The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

Earnings Per Share	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003

Numerator:
Net income available to common stockholders	$10,768,645	$1,112,379	$3,091,155

Denominator:
Weighted average number of common shares	8,847,195	8,737,627	8,669,287
Dilutive effect of employee stock options	167,718	105,377	141,275
Diluted average number of common shares	9,014,913	8,843,004	8,810,562

Earnings per common share:

- Basic earnings per share	1.22	0.13	0.36
- Diluted earnings per share	1.19	0.13	0.35

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

RECEIVABLE FROM INSURANCE: Insurance receivables correspond to amounts recoverable under either Hull & Machinery insurance or Loss of Earnings insurance. Hull & Machinery insurance covers repair costs beyond a certain deductible and Loss of Earnings insurance covers the loss in revenues resulting from the immobilization of the vessel beyond a certain number of days. The vessel values covered and the values of the deductibles are negotiated every year with the insurance companies and the premiums are fixed accordingly. The Company’s insurance claims are handled by the insurance experts of the technical managers’ insurance department. The technical manager’s insurance department liaises on a regular basis with the underwriters prior to and during the submission of a claim. The submission of an insurance claim following the occurrence of an incident or accident is always decided on a case by case basis by the Company’s Management after discussion with the technical manager’s insurance department and/or the Insurance Adjusters. Upon submission of an insurance claim, the Company immediately records the loss corresponding to the deductible in the operating expenses of the vessel. The repair costs incurred by the Company or the insured hire are recorded as receivable from insurers; such amounts are based on discussions between the Company technical managers and the insurance underwriters which indicate that the recovery is probable. Such amounts never include contingent gains as the Insurers repay the costs incurred on the basis of invoices after deduction of a deductible. The Receivable from Insurance are reviewed by Management and the Technical Managers insurance department and /or insurance adjusters at least on a quarterly basis and adjusted if necessary.

LOSSES / GAINS ON DEBT EXTINGUISHMENT: Losses or Gains on repurchases of Notes, if any, were calculated as the face value of the Notes repurchased, less amount paid for the Notes, brokerage commission, if any, and write off of the corresponding portion of issuance costs.

DEFERRED GAIN ON SALE OF VESSELS: The deferred gain on sale of vessels was calculated as the sale price of the vessels, less book value of the vessels and of the unamortized dry-dock costs at the time of sale, transaction costs, and write off of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the Fortis Loan corresponding to the $15 million prepayment. The deferred gain on sale of vessels amounted to $17,715,284 in January 2005; it is recognized as income by the Company on a prorata temporis basis until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009 for the respective vessel after deduction of payments, if any, made under the Performance Guarantee in such quarter (see Item 2 - Management’s Discussion - Guarantees).

RECLASSIFICATIONS: Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

NOTE 2:	RELATED COMPANY TRANSACTIONS

As of May 13, 2004, V.Investments Limited, V.Ships Group LTD., V.Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi purchased 4,168,000 common shares of the Company from the Vlasov Investment Corporation and filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding.

On October 5, 2005, Navalmar Transportes Maritimos LDA, a sister company to Navalmar (UK) Limited, purchased 1,780,000 common shares of the Company from V.Investments Limited.

On November 30, 2005, Navalmar Transportes Maritimos LDA purchased 2,800,744 common shares of the Company from Navalmar (UK) Limited.

On December, 15 2005, Navalmar Transportes Maritimos LDA sold 555,555 common shares of the Company to a non affiliated third party.

As of March 1, 2006, Navalmar Transportes Maritimos LDA (“Navalmar”) and V.Investments Limited (“V.Investment”) owned respectively 45.2% and 3.2% of the Company. Navalmar and V.Investments are deemed to share beneficial ownership of the common shares of the Company. Navalmar Transportes Maritimos LDA is a Portuguese company that owns and operates a fleet of vessels and is a subsidiary of CO.FI.PA Spa (formerly known as Bogazzi Fimpar Spa). V.Investments is a subsidiary of V.Holdings Limited, which operates primarily under the V.Ships brand. V.Investments handles the investment activities of the V.Ships group.

Certain of the directors and executive officers of the Company are involved in business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) was until November 2005 the Chief Executive Officer of V.Investments Limited and a Director and minority shareholder of V.Holdings Limited, the holding company of the V.Ships group. He is joint managing director of AL Ships, a marketing company jointly owned by V.Ships and KGAL and was a director of Finship, a Rotterdam based financial advisory company jointly owned by V.Ships and HVB Bank. Mr. Biggi (Director) is the President and Chief Executive Officer of V.Holdings Limited and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr. Biggi is also a shareholder of Greysea, which owns a participation in V.Ships. Mr. Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi / Navalmar Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that any of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates .

The Company, via its wholly owned subsidiaries, has entered into Management Agreements (the "Agreements") with V.Ships for the technical operation of some of its vessels. The Management Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. For 2005, the management fees were fixed at the rate of $9,250 per vessel/per month for the container ships and the large LPG carriers and at the rate of $9,167 per vessel/per month for the smaller LPG carriers (in 2004, $8,855 and $8,753 respectively - in 2003, $8,600 and $8,500 respectively). In 2005, the Company paid management fees of $1,006,756 to V.Ships (2004 - $1,150,926; 2003 - $1,128,000).

The Company does not currently employ the services of V.Ships in the chartering or commercial operation of vessels. In 2005, no commercial chartering commissions were paid by the Company to V.Ships (2004 - none; 2003 - $4,500).

If the Company deems it necessary to employ the services of V.Ships to assist with legal work for the acquisition or disposal of vessels, the Company will pay legal fees determined in the light of current industry practice. In 2005, legal fees and expenses totaling $37,876 were paid by the Company to affiliates of V.Ships (2004 - $33,443; 2003 - $17,942).

The Company leases office space from and reimburses telecommunication expenses to various affiliates of V.Ships. In 2005, the rental cost and telecommunications expenses paid to affiliates of V.Ships were approximately $104,455 (2004 - $133,416; 2003 - $101,218).

In August 2004, the Company entered into a service agreement with V.Investments whereby the Company paid a fee of £10,000 per month in consideration of V.Ships permitting the Company’s Chief Executive Officer, who was a full time employee of V.Ships, to provide his services on a part time basis to the Company. V.Ships was also entitled to reimbursement of all business expenses incurred by the CEO in the provision of his services. Such agreement terminated on October 31, 2005 when the CEO joined the Company on a full time basis. In 2005, the fees and expenses paid to V.Investments amounted to $203,084.

The Company outsources some bookkeeping functions to an affiliate of V.Ships. In 2005, the Company paid a total of approximately $28,833 for such accounting services (2004 - $31,000; 2003 - $31,000).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships uses on behalf of the Company the services of other V.Ships affiliates to arrange for insurance, crew and staff traveling, port agency services, manning, safety and training services, and miscellaneous services described below. The payments described below represent in part fees and for the most part payments to third parties.

The Company currently does not place its vessel insurance through V.Ships. In 2005, insurance premiums paid by the Company to V.Ships amounted to $3,240 (2004 - $706,946 ; 2003 - $919,127). In addition, in 2005, cover for legal expenses in case of commercial disputes was dealt with by the way of a retainer amounting to approximately $58,793 to a subsidiary of V.Ships specializing in such work.

The Company uses, for crew and staff traveling, the services of a company affiliated with V.Ships. In 2005, such traveling expenses amounted to approximately $378,340 and were included in vessel operating expenses or in general and administrative expenses (2004 - $267,670; 2003 - $278,831).

The Company uses from time to time the port agency services of various companies affiliated with V.Ships. In 2005, the Company paid to these companies approximately $278,719 for port and other costs, which were included in vessel operating expenses (2004 - $313,754 ; 2003 - $480,660).

The Company uses various companies affiliated with V.Ships for manning, safety and training. In 2005, such expenses amounted to approximately $253,375 and were included in vessel operating expenses (2004 - $346,129; 2003 - $347,179).

At December 31, 2005, the Company had intercompany balances of trade accounts receivables of $202,208 due from affiliates ($80,492 in 2004). This amount includes $180,789 receivable from Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”) for the payment of the lube oil remaining on board at the time of sale of the container vessels. MUNIA is a special purpose German KG company formed by the German finance house KGAL, a German KG, which purchased four container vessels from the Company in January 2005 and which is 25.8% owned by the Company.

NOTE 3:	ACQUISITIONS AND SALES OF VESSELS

In July 2003, the Company sold four second-hand container vessels to a non-affiliated party for net proceeds of $20,335,693 and recorded a gain of $1,785,253.

On January 20, 2005, the Company sold another four container vessels to MUNIA for $29,843,360. After repayment of $15 million under the Fortis Loan (see Note 6. Long Term Debt), the sale generated a cash surplus of approximately $14.8 million, of which $4 million was reinvested in Munia for a 25.8% equity participation (see Note 4 Investment in Associated Companies). The sale generated a net accounting gain of $17,715,284, which was recorded as a deferred gain on sale of vessels. As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels (see Note 4: Investment in Associated Companies).

In April 2005, the Company acquired two very large gas carriers (“VLGCs”) from the Bergesen Group of Norway. The vessels, Tower Bridge (ex Berge Flanders) of 75,000 m3 capacity (built 1991) and Chelsea Bridge (ex Berge Kobe) of 77,000 m3 capacity (built 1987) were acquired for considerations of $50,717,250 and $32,260,000, respectively. The vessels are time-chartered to the Bergesen Group for a minimum period of five years. The acquisitions were funded with a $68 million loan from Scotiabank Europe PLC and the balance with the Company’s cash resources.

NOTE 4:	INVESTMENT IN ASSOCIATED COMPANIES

In January 2005, the Company invested $4 million in MUNIA. In January 2005, MUNIA purchased four container vessels from MC Shipping for approximately $29.8 million and chartered them to AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. MUNIA contracted the technical management of the vessels to V.Ships.

MUNIA is a limited partnership with equity in the amount of $15.5 million as of December 31, 2005. The limited partners of MUNIA include the Company with an equity contribution of $4 million (25.8%) and TERTIA Beteiligungstreuhand GmbH (“TERTIA”) with an equity contribution of $15,500,000 (74.2%). TERTIA is a fiduciary partner who holds in trust the limited partnership interests held by German individual investors (the “Individual Investors”) and the participations of V.Ships (1%) and ALCAS GmbH, a subsidiary of KGAL (1%). The Company’s investment in MUNIA was $4,279,764 at December 31, 2005.

MUNIA borrowed $18 million from Danmarks Skibskreditfond to finance the balance of the purchase price of the vessels and the working capital. The bank loan bears interest at LIBOR plus 1.05% and consists of four advances of $4.5 million each. Each advance is repayable in equal semi-annual installments of $450,000 plus a balloon payment due on February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The loan is secured by mortgages on the vessels and is non-recourse to the partners of MUNIA. Swap agreements were concurrently entered into, as a result of which the interest rate has been effectively fixed at rates ranging from 4.73 to 4.85% depending on the final maturity of each advance.

The managing partner is MUNIA Mobilien-Verwaltungsgesellschaft mbH (the “Managing Partner”). The Managing Partner has sole power of representation toward third parties and manages the business affairs of MUNIA. V.Ships received a fee of $230,000 from MUNIA as a broker fee on the acquisition of the vessels.

The Company participates for 25.8% in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. The 25.8% share of net income of MUNIA included in the Company's financial statements was $389,764 for the year ended December 31, 2005. MUNIA expects to pay dividends on a semi-annual basis. The Company received the first dividend installment of $110,000 in July 2005.

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel (or earlier in case of sale or total loss of a vessel) (“MUNIA guarantee”). As a result, the off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Charterhire and Other Income. The Company cannot estimate the amount of any future payments required under this guarantee at this time.

For the year ended December 31, 2005, the operating expenses of the vessels were approximately at the guaranteed level and no payment required under the guarantee, except for the expenses accrued in relation to the Maersk Barcelona incident described below.

On September 20, 2005, the Maersk Barcelona, owned by MUNIA, suffered a malfunction of her oily water separator which may have resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. The Company has a potential liability corresponding to the amount of the bail (EUR 500,000) from potential fine and court fees, but the Company expects that costs beyond the deductible of $15,000 will be covered by insurance, as any discharge was not deliberate. All the expenses incurred in relation with the incident were accrued for in 2005.

In April 2005, Waterloo Shipping Limited (“Waterloo”), a joint venture company owned on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built, 59,725cbm, LPG carrier Galileo (ex Isomeria) for $16 million and chartered the vessel to Petredec for a period of four years. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. As of December 31, 2005, the amount outstanding under this loan was $9,979,688. The Company accounts for its investment in Waterloo using the equity method of accounting. The share of the net loss of Waterloo included in the Company's financial statements was $275,781 for the year ended December 31, 2005 as the LPG carrier Galileo incurred additional costs to improve her technical condition and therefore incurred additional technical off-hire to bring the ship up to standard. The Company’s investment in Waterloo was $2,206,143 at December 31, 2005.

NOTE 5:	IMPAIRMENT OF LONG LIVED ASSETS

As of December 31, 2005, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for impairment loss was required. In January and February 2006, the Company received appraisals for its gas fleet from leading independent shipbrokers. On this basis, the appraised value of the Company’s fully owned fleet was approximately $174,675,000 compared to a book value of $121,991,571 on December 31, 2005.

As of December 31, 2004, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for impairment loss was required.

The provision for estimated impairment loss recorded in 2003 was $2,693,650. In March 2003, the Board approved the sale of two vessels which were written down to the lower of book value or fair market value less costs to sell. Since these vessels were not sold, they were subsequently reclassified from "held for sale" to "held and used" at the end of 2003 and reinstated at the lower of (1) carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognised had the vessels been continuously classified as held and used or (2) fair value at year end. As of December 31, 2003, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no further provision for impairment loss was required.

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
-
The charter rates are estimated by the President on the basis of past historical rates and modulated by his assessment of current economic and industry trends. They are subjective as they correspond to the company’s best estimate of an average long term rate.

-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks,
-
Days on hire are estimated at a level consistent with the Company’s on-hire statistics (see Management’s discussion and Analysis of Financial Condition and Results of operations - Results of Operations - Revenue).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value.

The Company’s investment in MUNIA is also reviewed for impairment at year end and at each quarter end in accordance with the Company’s impairment review policies. To consider whether there is an indication of impairment, the Company compares the fair market value or the estimated scrap value of each container vessel at the end of the reporting period with the minimum threshold of $4.9 million, which corresponds to a full recovery of the investment (see Note 4. Investment in Associated Companies). Whenever the fair market value or the estimated scrap value (corresponding to a price of scrap of $314 per ton) of a vessel is below $4.9 million, the Company considers there is a potential impairment and performs a recoverability test. To perform the recoverability test, the Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value. As of December 31, 2005, the Company evaluated the recoverability of its investment in Munia in accordance with FAS 144 and determined that no provision for impairment loss was required.

NOTE 6:	LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(in thousands $)

Scotiabank amortizing loan due 2016	64,442	-
Fortis amortizing loan due 2010	25,000	45,000
	89,442	45,000
less current portion	12,116	7,500
Long term debt	77,326	37,500

In March 1998, the Company issued $100,000,000 of 10-year Senior Notes (the “Notes”). The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and Bankers Trust Company as trustee. Interest on the Notes was payable semi-annually in arrears on March 1 and September 1 at a rate of 11.25% per annum. The Company’s obligations under the Indenture were guaranteed on a senior unsecured basis by substantially all of the Company’s existing vessel-owning subsidiaries. The Indenture contained various business and financial covenants. The Board of Directors had authorized Management to repurchase Notes in the open market at times, prices and volumes, which Management deemed appropriate. In 2003, the Company repurchased Notes having a total face value of $7,000,000 for a cash outlay of approximately $4,283,000 and recorded a net gain of $2,620,477 on the transactions. In 2004, the Company repurchased Notes having a total face value of $6,540,000 for a cash outlay of approximately $6,107,900 and recorded a net gain of $363,119 on the transactions. The repurchased Notes were retired. In 2003 and 2004, debt issuance costs of $96,473 and $385,101 respectively, were written off as a result of the Company’s repurchases of Notes and debt refinancing and recorded as a reduction of gains on debt extinguishment.

On September 30, 2004 the Company called the remaining $21.1 million of Notes outstanding. The date fixed for redemption was November 1, 2004 and the redemption price was 103.75% in accordance with the terms of the Indenture. The Company recorded a net loss of $975,918, corresponding to the call premium for $791,250 and the write off of the Notes issuance costs for $183,938.

In June 1998, the Company entered into a long-term debt agreement with Fortis Bank and Banque Nationale de Paris. The facility bore interest at LIBOR plus 1.25% and the final repayment date was fixed at June 30, 2006. The vessel-owning subsidiaries had granted ship mortgages over their vessels as security for the advances and the Company had issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) were determined in relation to each drawing at the time the advances are made by reference to the ages and to the types of vessels acquired. The outstanding amount of this facility $14,729,815 was fully repaid on October 27, 2004 as part of the refinancing of the Company’s debt described below.

In September 2001, the Company had been granted a $17,700,000 credit facility by Scotiabank. The facility consisted of two advances, bore interest at LIBOR plus 2% and was non-recourse to the Company. A first advance of $13,462,500 was drawn to finance the acquisition of a second-hand LPG vessel. This first advance was repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap’s notional amount and duration followed the scheduled repayments of the underlying loan. On September 30, 2004, the swap was cancelled at a cost of $124,500 and the cancellation cost was recorded as interest expense. The outstanding amount of this advance $5,385,000 was fully repaid on October 27, 2004 as part of the refinancing of the Company’s debt described below. A second advance of $4,237,500 had been drawn by two of the Company’s wholly owned subsidiaries, to refinance second-hand containerships acquired in 1998. The outstanding amount of this advance $1,059,375 was fully prepaid on March 24, 2003 and the corresponding swap cancelled.

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt (the “Fortis Loan”). The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly installments. The borrowers are the then existing vessel-owning subsidiaries, except for the coastal bulker subsidiaries. The Company used the proceeds of this facility to repay all its outstanding long term debt. Concurrently, the Company entered into an interest rate swap agreement to hedge the Company’s interest rate exposure associated with a portion of the Fortis Loan. As of December 31, 2005, the swap agreement had a notional amount of $25,000,000, a fair value of $629,000 in favor of the Company and an interest rate of 3.075% (excluding the margin). It will expire in October 2007.

On January 20, 2005, upon the sale of the container vessels to MUNIA, the Company repaid $15 million under the Fortis Loan and the repayment schedule of the remaining loan was reduced proportionately. An amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the prepaid portion of the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. Concurrently with such prepayment, cash balances of $5 million held as collateral by Fortis Bank were released. As of December 31, 2005, the amount outstanding under the Fortis Loan was $25,000,000.

In April 2005, the Company entered into a $68,000,000 loan agreement with Scotiabank (the “Scotia Loan”) in order to partially fund the acquisition of two vessels. The loan consists of two advances, bears interest at LIBOR plus 0.85% and is guaranteed by the Company:

-
the first advance of $41 million was drawn by one of the Company’s wholly owned subsidiaries, to finance the acquisition of the Tower Bridge. This advance is repayable over eleven years in twenty two equal semi-annual installments of $1,772,500 plus a balloon payment of $2,005,000 in April 2016.

-
the second advance of $27 million was drawn by another of the Company’s wholly owned subsidiaries in order to finance the acquisition of the Chelsea Bridge. This advance is repayable over seven years in fourteen equal semi-annual installments of $1,785,500 plus a balloon payment of $2,003,000 in April 2012.

Swap agreements were concurrently entered into with Scotiabank, as a result of which the variable rate, exclusive of margin, has been effectively fixed for the first five years at 4.58 % and 4.545% respectively for the first and second advance. As of December 31, 2005, the swap agreements had notional amounts of $39,227,500 and $25,214,500, respectively, and fair values of $130,188 and $201,117, respectively, in favor of the Company. They will expire in October 2010. As of December 31, 2005, the amount outstanding under the Scotia Loan was $64,442,000. Under the Scotiabank agreement, monthly transfers are made to the retention accounts, which are applied in discharge of the next principal and interest payment due under the loan.

The Company has issued guarantees in relation to both loans and the borrowers have granted ship mortgages over their vessels as security. Both loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. As of December 31, 2005, tangible net worth exceeded the minimum requirement by $6,515,180. The Company has complied with all applicable debt covenants for all periods presented.

Aggregate maturities of long-term debt in each of the five years subsequent to December 31, 2005 are as follows:

2006	$12,116,000
2007	12,116,000
2008	12,116,000
2009	12,116,000
2010 and thereafter	40,978,000
Total	$89,442,000

The interest rates applicable to the Company's long-term debt as of December 31, 2005 ranged from 4.325% to 5.43%. During the year ended December 31, 2005, interest paid in relation to the long-term debt totaled $3,211,999 (2004 - $4,208,195; 2003 - $5,114,613).

NOTE 7:	FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2005 and 2004, financial instruments had the following values:

		2005		2004
		Fair Value	Book Value	Fair Value	Book Value
Cash	(a)	12,292,015	12,292,015	11,629,896	11,629,896
Restricted Cash	(a)	1,759,237	1,759,237	5,000,000	5,000,000
Long-term debt:	(b)
Current portion		12,116,000	12,116,000	7,500,000	7,500,000
Non-current portion:		77,326,000	77,326,000	37,500,000	37,500,000
Interest rate swaps	(c)	960,305	960,305	209,330	209,330

a)	Carrying value approximates fair value due to short term maturities.
b)	Carrying value approximates fair value as variable interest rate approximates market rates.
c)
The fair values of the interest rate swaps are based on independent valuations. They estimate the amount the Company would have received or paid, had the interest rate swaps been terminated on the balance sheet date.

NOTE 8:	CHANGES IN SHAREHOLDERS' EQUITY

In March 2006, the Company’s Board of Directors announced a dividend of $0.25 per share to be paid in four equal quarterly installments commencing in April 2006 and a stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. In 2005, the Company declared a dividend of $0.25 per share that was paid in four equal installments and recorded as a reduction of Additional paid-in capital. The final payment of $557,104, which was accrued at December 31, 2005 was paid January 2006. In April 2004, the Company distributed a stock dividend of 1 share for every 20 shares owned, rounded up to the nearest multiple of 20 and 415,513 shares were issued to that effect.

In March 2006, the Company’s Board of Directors extended the authorization to repurchase up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock, if any, will be held in treasury.

Directors, who are not officers of the Company or of an affiliated Company, each receive $5,000 of their total annual compensation by the allotment of shares of the Company’s common stock of equivalent value. Further shares will be similarly granted in future years. Pursuant to this arrangement, the following allotments have been made:

Total number of shares allotted	Total compensation in USD	Period	Ending
12,052	$20,000	12 months	March 31, 2004
4,766	$15,000	9 months	December 31, 2004
2,056 (1)	$20,000	12 months	December 31, 2005
(1)	The shares allotted for 2005 were issued in January 2006.

In 2005, 142,918 shares were issued and 186,398 options granted under the stock option plan (Note 9).

Accumulated comprehensive income consists of currency translation adjustments and unrealized gains or losses on cash flow hedges as follows:

	2005	2004	2003

Currency translation adjustments	$30,155	$52,272	$91,503

Unrealized gains / (losses) on cash flow hedges	960,305	209,330	(286,894)

Accumulated Comprehensive Income / (loss)	$990,460	$261,602	$(195,391)

Treasury stock, at cost, amounted to $971,185 at December 31, 2003 and represented 221,730 shares. All these shares were re-issued by the Company in 2004 at the time of the stock dividend.

NOTE 9:	STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. A maximum of 407,871 shares or 5% of the Company’s outstanding shares were authorized for issuance under this stock option plan. Under the terms of the plan, the options give the right to purchase one share per option; they expire ten years after the creation of the plan, on June 20, 2011, regardless of the grant date. Options granted under this plan are granted with an exercise price equal to the average of the Company’s stock price over the ten days prior to the grant date. At the inception of the plan, the options vested 25% per annum, commencing one year after the grant date of the respective option. As of June 14, 2005, the Board modified the vesting conditions of the stock options under the terms of the plan in order to provide management with additional incentive. The options now vest 100% on the day following the grant date.

On June 20, 2001, the Company’s Board of Directors approved the issuance of 163,148 options at an exercise price of $0.622 per share. The intrinsic value of these options on the grant date was $0.128 per share. On September 17, 2004, the Company’s Board of Directors approved the issuance of 100,000 options at an exercise price of $2.36 per share. The intrinsic value of these options on the grant date was $0.44 per share. On June 14, 2005, the Company’s Board of Directors approved the issuance of 186,398 options at an exercise price of $9.228 per share. The intrinsic value of these options on the grant date was $0.402 per share. There are no more options to be granted under the plan.

The following table summarizes the activity under the stock plan:

	2005	2005	2004	2004	2003	2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at the beginning of the year	142,918	1.84	101,499.622		163,655.622
Options granted	186,398	9.228	100,000	2.36	-	-
Options exercised	142,918	1.84	29,901.622		48,614.622
Options forfeited	-	-	28,680.622		13,542.622
Options outstanding at the end of the year	-	-	142,918	1.84	101,499.622
Options exercisable at the end of the year	186,398	9.228	19,729.622		26,443.622

As of December 31, 2005, the options outstanding had an exercise price of $9.228 per share and a remaining contractual life of 5.47 years.

In connection with the granting of the options in June 2005, the Company has recognized non-cash compensation expense of $74,932 which is equal to the amount of the intrinsic value of the options, under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”. The Company had not recognized compensation expense in connection with the issuance of the options in prior years, as the amounts of amortization of the intrinsic value of the options to be recorded as expense over the options’ vesting period were immaterial.

FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions.

Options granted in year	2005	2004	2001
Risk-free interest rate	3.70%	3.6%	5%
Volatility	54%	58%	180.3%
Expected option term (in years)	2	4	7
Dividend yield	2.50%	3.50%	0.00%
Fair value of options granted	$2.96	$1.23	$0.74

The weighted average fair values of stock options granted during the years ended December 31, 2005 and 2004, were $2.96 and $1.23 per share, respectively. For purposes of pro forma disclosures, prior to June 14, 2005, the options vested on a pro-rata basis and the estimated fair value of the options was amortized to expense over the options’ vesting period in accordance with the accelerated expense attribution method under FASB Interpretation No. 28. After June 14, 2005, the options vested 100% on the day following the grant date and the estimated intrinsic value of the options was expensed in full on the day after the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31 2005	Year ended December 31 2004	Year ended December 31 2003

Net income, as reported	10,768,645	$1,112,379	$3,091,155

Add: Stock-based employee compensation expense included in reported net income	74,932	-	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(642,875)	(32,787)	(10,157)

Proforma net income	10,200,702	1,079,592	3,080,998

Earnings per share:
Basic - as reported	1.22	$0.13	$0.36
Basic - pro forma	1.15	0.12	0.36

Diluted - as reported	1.19	$0.13	$0.35
Diluted - pro forma	1.13	0.12	0.35

NOTE 10:	CHARTERS

The Company employs its vessels on time charter, bareboat charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two or several ports: the Company is paid for the tonnage transported and pays all voyage costs.

Nine out of the Company's eleven vessels are currently fixed on time charters. Future minimum revenues from these non-cancelable charters are as follows:

2006	$29,800,000
2007	$19,150,625
2008	$16,980,000
2009	$16,980,000
2010	$4,245,000

The Company performs ongoing evaluations of the credit risk of its charterers.

In 2005, the Company had three charterers from which revenues exceeded 10% of total revenues from charter hires. Revenues from these charterers amounted to $12,481,360, $9,731,326 and $9,052,303 respectively representing 35.3%, 27.5% and 25.6% of total revenues. In 2004, the Company had three charterers from which revenues exceeded 10% of total revenues from charterhire. Revenues from these charterers amounted to $12,202,388, $8,817,095 and $8,281,170 respectively representing 38.3%, 27.6% and 26.0% of total revenues from charterhire. In 2003, the Company had four charterers from which revenues exceeded 10% of total revenues from charterhire. Revenues from these charterers amounted to $12,811,153, $7,716,061, $7,605,471 and $4,692,500 respectively representing 35.8%, 21.6%, 21.2% and 13.1% of total revenues.

NOTE 11:	2005 AND 2004 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2005	March 31	June 30	September 30	December 31

Charterhire and Other Revenue	$6,238,486	$9,628,735	$9,796,898	9,732,400
Recognized deferred gain on sale of vessels	926,567	1,187,572	1,189,597	1,200,622
Net Income	2,046,755	2,861,999	2,921,619	2,938,272

Basic per share amounts
Net Income	$0.23	$0.33	$0.33	$0.33

2004	March 31	June 30	September 30	December 31

Charterhire and Other Revenue	$7,895,776	$7,881,660	$8,127,173	$7,990,784
Gain / (loss) on debt extinguishment	423,595	(20,355)	(40,121)	(1,107,369)
Net Income / (loss)	800,398	536,445	359,482	(583,946)

Basic per share amounts
Net Income	$0.10	$0.08	$0.06	-

NOTE 12:	CONTINGENCIES

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

NOTE 13:	CASH FLOW SUPPLEMENTARY INFORMATION

As supplementary information to the consolidated statement of cash flows, the following payments were made in the last three years:

	2005	2004	2003
Interest paid in relation to long term debt	$ 3,211,999	$ 4,208,195	$ 5,114,613
Income tax paid	15,290	18,306	14,981

NOTE 14:	SUBSEQUENT EVENTS

On January 27, 2006, the Company paid the fourth dividend quarterly installment of $557,104 ($0.0625 per share).

In January 2006, the Company opened an office in London. Following the joining of the Chief Executive Officer on a full time basis in November 2005, it is the intention of the Company to develop its activities in London closer to the international shipping and financial centers. It is expected that additional staff will be hired in London. The cost of the leased office space is equal to approximately $133,000 per year.

In March 2006, the Company signed Memoranda of Agreement for the purchase of two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $11 million. The vessels, Hermann Schulte (built 1980) and Dorothea Schulte (built 1981) are semi-refrigerated and of 5,600 cbm capacity each. The acquisition will be funded with an $ 8 million bank loan facility and for the balance with the Company’s current cash holdings. Simultaneously with the purchase, they will be time-chartered back to the Schulte Group for a minimum period of one year. The technical management of the vessels will be contracted to Wallem, an unrelated technical manager, following a tender aiming to compare experience and cost. The vessels are expected to be delivered before March 31, 2006.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year ended	Balance at Beginning Of Period	Charged to Costs And Expenses	Credited to Costs And Expenses	Balance at End of Period

Reserves and allowances deducted from asset accounts:

DECEMBER 31, 2003
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2004	-			-
Allowance for insurance receivables	$110,000			$110,000

DECEMBER 31, 2005
Allowance for insurance receivables	$110,000		$(20,600)	$89,400

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company advises that, as of March 22, 2005, it dismissed the Company’s independent accountant, Ernst & Young, Chartered Accountants (the “Former Accountant”) and further states that:
-
there was no adverse opinion or disclaimer of opinion in the Former Accountant’s report on the Company’s financial statements for either of the past two years, nor was any such report qualified, modified as to uncertainty, audit scope or accounting principles;

-	the decision to change accountants was approved by the Company’s Audit Committee;
-
there were no disagreements with the Former Accountant during the two most recent fiscal years on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 (the “Evaluation Date”). These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries is communicated to the Chief Executive Officer and to the Chief Financial Officer. Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s internal disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 9B:	OTHER INFORMATION

Not applicable
______________________________

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

Name	Age	Position

Charles B. Longbottom	75	Chairman of the Board of Directors
Antony Crawford	49	Chief Executive Officer and President
Dominique Sergent	51	Vice President, Chief Financial Officer and Treasurer
Graham G. Pimblett	51	Vice President, Chief Operating Officer
Enrico Bogazzi	65	Director
John H. Blankley	58	Director
Anton Pardini	42	Director
Horst Schomburg	76	Director
Tullio Biggi	66	Director

There are no family relationships between any of the directors and executive officers.

Mr. Longbottom has been a director of the Company since 1989 and was elected Chairman of the Board of the Company in May 2004. Messrs. Blankley and Schomburg were originally elected as directors at the 1995 annual meeting. Mr. Crawford and Bogazzi were elected as directors at the 2004 annual meeting. Messrs. Pardini and Biggi were appointed as directors in September and November 2004.

Under the Company's Articles of Incorporation, the Board of Directors is divided into two classes of at least three persons, each of whom is elected for a two-year term. Messrs. Longbottom, Pardini, Schomburg and Crawford are Class "A" directors and Messrs. Biggi, Bogazzi and Blankley are Class "B" directors. The Class "A" directors were re-elected at the 2004 Annual Meeting and serve until the 2006 Annual Meeting. The Class "B" directors were re-elected at the 2005 Annual Meeting and serve until the 2007 Annual Meeting. Officers are appointed by the Board of Directors and serve until their successors are appointed and qualified. The Articles of Incorporation and By-laws of the Company provide that the Company will, to the full extent authorized by the Business Corporation Act of Liberia, indemnify each of its officers and directors against judgments, fines, amounts paid in settlement, and expenses incurred in the defense of any action commenced against any such officer or director by reason of the fact that he is or was an officer or director of the Company.

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

The Company's board of directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. The audit committee financial expert is Mr. Blankley. Mr. Blankley is an independent director and served as Chief Financial Officer of BP North America Inc., Stolt-Nielsen Inc., Harris Chemical Group Inc. and Hvide Marine Inc. between 1983 and 1999.

The Company has adopted a Code of Ethics that applies to the Company's directors, officers and employees. The Code of Ethics is displayed on the Company’s website: www.mcshipping.com.

The Nominating and Corporate Governance Committee consists of three or more Independent Directors. Its members are currently the same as the Audit Committee. The purpose of the Nominating and Corporate Governance Committee is to:

(i)	Identify individuals qualified to become members of the Board of Directors of the Company and recommend to the Board nominees for election as Directors ;
(ii)	Maintain oversight of the operation and effectiveness of the Board and the corporate governance and Management of the Company ;
(iii)	Develop, update as necessary and recommend to the Board corporate governance principles and policies applicable to the Company, including the Company’s Corporate Governance Guidelines ; and
(iv)	Monitor compliance with such corporate governance principles and policies.

Antony S. Crawford was appointed Chief Executive Officer, President, Chief Operating Officer and a Director of the Company in August 2004. He became a full time Chief Executive Officer in November 2005. Mr. Crawford was until November 2005 a director and minority shareholder of V.Holdings Limited and the Chief Executive Officer of V. Investments Limited. From 1983 to 2005, Mr. Crawford was a director and finally Chief Executive Officer of V.Ships PLC (formerly Silver Line Ltd), which he had joined in 1983 as a ship-broker, when it was an affiliate of the Vlasov Group. From 1978 to 1983, Mr. Crawford worked as chartering manager with Euro Canadian Group, a container bulk operator, and from 1973 to 1978 as a shipbroker with shipbrokers Lambert Brothers Limited.

Dominique Sergent was appointed Vice President and Chief Financial Officer in 2000 after joining the Company in 1997 as Treasurer. Her prior career includes positions as Vice President in the Capital Markets Group of Bankers Trust in New York, Vice President in the investment banking division of E.F. Hutton and in the international department of Banque Worms. Ms. Sergent holds an MBA degree from Harvard Business School.

Graham G. Pimblett was appointed Vice President, Operations of the Company in 1996 and Chief Operating Officer in 2005. Mr. Pimblett has been with the Company from its foundation in 1989. Prior to that, he has worked within the Vlasov Group since 1971 and has held various operational positions during that period.

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

Enrico Bogazzi is the Chief Executive Officer of and a majority shareholder in CO.FI.PA Spa (formerly known as Bogazzi Fimpar Spa), which in turn is a controlling shareholder in Navalmar Transportes Maritimos LDA, a major shareholder in the Company. He has directorships in a number of private shipping and shipping related companies in Europe. He holds a law degree from the University of Pisa.

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

Tullio Biggi is President and Chief Executive Officer of V.Holdings Limited and an executive officer of its principal subsidiaries which provide technical management services to the Company. V.Holdings Limited is the parent company of V.Investments Limited, a shareholder in the Company. Mr. Biggi holds a Bachelor of Economics degree from the University of Genoa.

Anton Pardini is President and Chief Executive Officer of Schnitzer Investment Corp. He was previously President and Chief Executive Officer of Lasco Shipping Co., and prior to that General Counsel for the Schnitzer Group of Companies, which then included Schnitzer Steel, Schnitzer Investment Corp., Lasco Shipping and several other companies.

(See also Item 13: Certain relationships and related transactions)

ITEM 11:	EXECUTIVE COMPENSATION

The cash compensation paid by the Company and its subsidiaries for services to the Company and its subsidiaries in all capacities to all executive officers of the Company (three individuals) in respect of the fiscal year ended December 31, 2005 was $669,874 including bonuses and the consideration paid to V.Investments Limited for the services of the Chief Executive Officer (see Note 2: Related Company transactions to the Consolidated Financial Statements in Item 8). In addition, such executive officers received an aggregate amount of 151,000 stock options in 2005 at an exercise price of $9.228, which options have an expiration date of June 14, 2011 (see Note 9: Stock Options to the Consolidated Financial Statements in Item 8).

Name and title	Cash compensation paid in 2005	Stock options ranted in 2005
Antony Crawford
CEO, President	$152,010 (1)	57,000

Dominique Sergent
CFO	$178,864	47,000

Graham Pimblett
COO	$157,042	47,000

(1) from November 7, 2005. This amount does not include the consideration of $181,958 paid to V.Investments Limited up to October 31, 2005 for which Mr. Crawford did not receive any direct benefit (see Note 2: Related Company transactions to the Consolidated Financial Statements in Item 8).

In 2001, the Company initiated a Stock Option Plan for the benefit of all its employees. As of December 31, 2005, all the stock options available under this plan were granted to employees. (See Note 9: Stock Option Plan to the Consolidated Financial Statements in Item 8).

In 2005, the independent Directors’ compensation was $35,000 per year, with the exception of Mr. Longbottom’s compensation which was $45,000 per year as Chairman of the Board. The compensation is payable in cash and as to $5,000 by the allotment of shares of the Company’s Common Stock of equivalent value. For the year ended December 31, 2005, 2,056 shares were distributed in total in January 2006 for an aggregate amount of $20,000.

Certain directors and executive officers of the Company may receive additional compensation indirectly as a result of shareholdings in V.Ships. Mr. Biggi is the President and Chief executive Officer of V.Holdings Limited and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr. Biggi is also a shareholder of Greysea, a company which owns a participation in V.Ships. Mr. Antony Crawford (Chief Executive Officer, President and Director) was until November 2005 the Chief Executive Officer of V.Investments Limited and a Director and minority shareholder of V.Holdings Limited. See Item 1: Business - Compensation to affiliates and Item 13: Certain relationships and related transactions.

In accordance with section 3.12 of the Company's By-Laws, the board of directors has designated from among its members a Compensation Committee, consisting of the independent directors, which reviews all matters related to executive compensation. The Committee is currently comprised of Messrs. Longbottom, Blankley, Schomburg and Pardini.

The Company has in force a policy of directors' and officers' liability insurance in the amount of $10,000,000 for the benefit of the directors and officers of the Company. The premium paid by the Company in respect of directors and officers as a group for the policy year ending June 30, 2006 was $65,650.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2005.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 1, 2006 by (i) each beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, nominees for director and executive officers and (iii) for all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

Name	Amount of Beneficial ownership	Percent
Navalmar Transportes Maritimos LDA (1) Rua Dos Murcas 15 - 2nd Andar, Sala G 9000058 Funchal S1 - Madeira	4,025,189	45.2
Weco-Rederi A/S Rungsted Strandvej 113 Rungsted Kyst - G7 Denmark - 2960	555,555	6.2
V.Investments and Greysea (1)	281,752	3.2
Charles B. Longbottom	37,447	*
John H. Blankley	38,257	*
Horst Schomburg	32,087	*
Graham Pimblett	56,968	*
Dominique Sergent	66,935	*
Tullio Biggi (2)	5,282	*
Antony Crawford	157,000	1.6
Anton Pardini	851	*
All officers and directors as a Group (8 persons)	391,645	4.4

*	Less than 1%

(1)	Navalmar Transportes Maritimos LDA and V.Investments Limited are deemed to share beneficial ownership of the common shares of the Company.
(2)	Through Greysea (a company which also owns a participation in V.Ships)

Statements contained in the above table and in the footnotes thereto as to securities beneficially owned by directors, executive officers or shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such persons and/or, in the case of 5% shareholders, from Schedule 13Ds, 13Gs or other beneficial ownership disclosure filed with Securities and Exchange Commission by such shareholder. Amounts beneficially owned include any shares the person has the right to acquire within 60 days through the exercise of options, warrants or other convertible security. All executive officers and directors of the Company may be deemed to be affiliates of the Company.

SECURITIES AUTHORISED UNDER EQUITY COMPENSATION PLAN

As of December 31, 2005

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	186,398	$9.228	-
Equity compensation plans not approved by security holders	-	-	-
Total	186,398	$9.228	-

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of May 13, 2004, V.Investments Limited, V.Ships Group LTD., V.Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi purchased 4,168,000 common shares of the Company from the Vlasov Investment Corporation and filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding.

On October 5, 2005, Navalmar Transportes Maritimos LDA, a sister company to Navalmar (UK) Limited, purchased 1,780,000 common shares of the Company from V.Investments Limited.

On November 30, 2005, Navalmar Transportes Maritimos LDA purchased 2,800,744 common shares of the Company from Navalmar (UK) Limited.

On December, 15 2005, Navalmar Transportes Maritimos LDA sold 555,555 common shares of the Company to a non affiliated third party.

As of March 1, 2006, Navalmar Transportes Maritimos LDA and V.Investments Limited owned respectively 45.2 and 3.2% of the Company. Navalmar Transportes Maritimos LDA and V.Investments Limited are deemed to share beneficial ownership of the common shares of the Company. Navalmar Transportes Maritimos LDA is a Portuguese company that owns and operate a fleet of vessels; it is a subsidiary of CO.FI.PA Spa (formerly Bogazzi Fimpar Spa). V.Investments Limited is a subsidiary of V.Holdings Limited, which handles the investment activities of the V.Ships group

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company. Mr. Antony Crawford (Chief Executive Officer, President and Director) was until November 2005 the Chief Executive Officer of V.Investments Limited and a Director and minority shareholder of V.Holdings Limited, the holding company of the V.Ships group. He is joint managing director of AL Ships, a marketing company jointly owned by V.Ships and KGAL and was a director of Finship, a Rotterdam based financial advisory company jointly owned by V.Ships and HVB Bank. Mr. Biggi (Director) is the President and Chief Executive Officer of V.Holdings Ltd and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr. Biggi is also a shareholder of Greysea, which owns a participation in V.Ships. Mr. Bogazzi (Director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi / Navalmar Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

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

If the Company deems it necessary to employ the services of V.Ships as technical managers, V.Ships is entitled to remuneration determined in the light of current industry practice. For the rates of fees payable to V.Ships, see Item 1: Business - Compensation to Affiliates and Note 2: Related Company Transactions of the consolidated financial statements in Item8.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

Audit fees amounted to approximately USD 111,374 ($115,260 in 2004). Our auditors also provided tax related advice.

Year ended December 31	2005	2004
Audit fees	$25,721	$65,260
Audit related fees	$ 54,647	$50,000
Tax advice fees	$ 31,006	-
All other fees	-	-
Total	$111,374	$115,260

Audit Committee’s Pre-approval Policies and Procedures

Before the Company or its subsidiaries engage an accountant to render services, the engagement must be (i) approved by the Audit Committee; or (ii) entered into pursuant to pre-approval policies and procedures, detailed as to particular service, established by the Audit Committee. The Audit Committee shall pre-approve all permissible non-audit services and all audit, review or attest engagements on the part of the Company's auditors, except pre-approval for (i) all such services which, in the aggregate, do not constitute more than 5% of the total amount of revenues paid by the audit client to its accountant in the fiscal year services are provided; (ii) such services which were not recognized by the Company as non-audit services at the time of the engagement; and (iii) such services which are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives. The Audit Committee must be informed of each service and may not delegate its responsibilities to the Company's Management. All the services, for which the above-described audit-related fees and tax advice fees were paid, were pre-approved by the Audit Committee.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following consolidated statements of MC Shipping Inc. and subsidiaries are included in ITEM 8:

(i)	Report of Independent Registered Public Accounting Firm;

(ii)	Consolidated Balance Sheets at December 31, 2005 and 2004;

(iii)	Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003;

(iv)	Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003;

(v)	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2005, 2004 and 2003; and

(vi)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule

(i)	Schedule II - Valuation and Qualifying Accounts

(a)(3)	Exhibits

3.1	-	Articles of Incorporation, as amended, of the Company (incorporated by reference to the Company's Form 8-K filed on January 7, 2003).
3.2	-	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No.1 to the Company's Registration Statement on Form S-1 (33-27847)).
4.1	-	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (33-27847)).
10.1	-	Loan and Guarantee Agreement with Fortis Bank dated October 11, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2004).
10.2	-
Agreements for the sale of containerships Maersk Barcelona, Ankara, Belawan and Brisbane and Guarantee agreement (incorporated by reference to Exhibits 10.1 to 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2005).

10.3	-
Amended Partnership Agreement, dated as of March 31, 2005, signed on June 7, 2005 (non-binding translation) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.4	-	Agreements for the purchase of Berge Kobe and Berge Flanders (incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.5	-	Loan Agreement with Scotia Bank and Guarantee Agreement dated March 30, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2005).
10.6	-	Agreements for the purchase of Hermann Schulte and Dorothea Schulte dated February 24, 2006.
21	-	List of Subsidiaries.
31	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish to its shareholders copies of any exhibits to this Form 10-K upon request to the Secretary of the Company for a fee limited to the duplicating and postage costs associated with any such mailing.

(b)	Reports on Form 8-K filed after December 31, 2005:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MC SHIPPING INC.
(Company)

Date: March 17, 2006	/S/ ANTONY S CRAWFORD
Antony. S. Crawford
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DOMINIQUE SERGENT	Vice President, Chief Financial	March 17, 2006
Dominique Sergent	Officer and Treasurer
(Principal Accounting Officer)

/S/ CHARLES B. LONGBOTTOM	Chairman of the Board	March 17, 2006
Charles B. Longbottom

/S/ ENRICO BOGAZZI	Director	March 17, 2006
Enrico Bogazzi

/S/ JOHN H. BLANKLEY	Director	March 17, 2006
John H. Blankley

/S/ ANTON PARDINI	Director	March 17, 2006
Anton Pardini

/S/ HORST SCHOMBURG	Director	March 17, 2006
Horst Schomburg

/S/ TULLIO BIGGI	Director	March 17, 2006
Tullio Biggi