Form 10-Q
period 2006-03-31
MC SHIPPING INC
filed 2006-05-12
CIK 847831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended March 31, 2006	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization	(IRS Employer Identification N°)

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
☒ yes ࿶ no

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ࿶           Accelerated filer ࿶           Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)
࿶ yes ☒ no

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Shares outstanding at May 10, 2006

Common stock, par value $.01	9,508,141

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page
PART 1 :	FINANCIAL INFORMATION

	Item 1. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005.	3

	Condensed Consolidated Statements of Income for the quarters ended March 31, 2006 and March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2006 and March 31, 2005.	6

	Notes to Condensed Consolidated Financial Statements	7

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4. Controls and procedures	20

PART II:	OTHER INFORMATION

	Item 1. Legal Proceedings	21

	Item 1A. Risk factors	21

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3. Defaults upon Senior Securities	21

	Item 4. Submission of Matters to a Vote of Security Holders	21

	Item 5. Other Information	21

	Item 6. Exhibits and Reports on Form 8-K	21

	Signatures	22

	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

Index

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31, 2006 (UNAUDITED)	DECEMBER 31, 2005
CURRENT ASSETS
Cash	$3,473,121	$12,292,015
Restricted cash	4,366,624	1,759,237
Hire receivables	111,528	13,583
Recoverable from insurers	73,347	68,807
Inventories	535,722	406,643
Receivables from affiliates	-	202,208
Prepaid expenses and other current assets	2,964,721	1,950,940

TOTAL CURRENT ASSETS	11,525,063	16,693,433

VESSELS, AT COST	166,408,599	155,406,193
Less accumulated depreciation	(35,514,011)	(33,414,622)
	130,894,588	121,991,571
OTHER ASSETS
Investments in Associated Companies	6,597,887	6,485,906
Furniture & Equipment (net of accumulated depreciation of $14,327 at March 31, 2006 and $13,596 at December 31, 2005)	2,843	3,139
Dry-docking costs (net of accumulated amortization of $2,011,438 at March 31, 2006 and $1,772,673 at December 31, 2005)	3,206,540	3,139,184
Debt issuance costs (net of accumulated amortization of $85,867 at March 31, 2006 and $68,511 at December 31, 2005)	411,934	429,290

TOTAL ASSETS	$152,638,855	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31, 2006 (UNAUDITED)	DECEMBER 31, 2005

CURRENT LIABILITIES
Accounts payable	992,955	747,692
Payable to affiliates	284,156	-
Hire received in advance	1,315,625	801,043
Accrued expenses	2,469,041	2,466,845
Accrued interest	1,918,103	1,061,128
Dividend payable	594,278	557,104
Current portion of long term debt	12,116,000	12,116,000

TOTAL CURRENT LIABILITIES	19,690,158	17,749,812

LONG TERM DEBT
Secured Loans	76,076,000	77,326,000

DEFERRED GAIN ON SALE OF VESSELS	12,025,379	13,199,901

TOTAL LIABILITIES	107,791,537	108,275,713

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorized 8,972,714 shares issued and outstanding at March 31, 2006 (8,913,658 at December 31, 2005)	89,727	89,137
Additional paid-in capital	49,362,414	49,411,285
Accumulated deficit	(6,312,173)	(10,024,072)
Accumulated other comprehensive income	1,707,350	990,460
	44,847,318	40,466,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,638,855	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters ended March 31, 2006 and March 31, 2005
(UNAUDITED)

	MARCH 31, 2006	MARCH 31, 2005

CHARTERHIRE AND OTHER INCOME	$10,107,255	$6,238,486

COSTS AND EXPENSES
Commission on charterhire	(133,121)	(153,856)
Vessel operating expenses	(3,899,134)	(2,723,867)
Amortization of dry-docking costs	(238,765)	(220,668)
Depreciation	(2,099,766)	(1,178,276)
General and administrative expenses	(513,987)	(536,402)

INCOME FROM VESSEL OPERATIONS	3,222,482	1,425,417

Recognized deferred gain on sale of vessels	1,174,522	926,567
Equity in income / (losses) of associated companies	291, 982	(84,451)

OPERATING INCOME	4,688,986	2,267,533

OTHER INCOME/(EXPENSES)
Interest Expense	(1,150,649)	(354,349)
Interest Income	173,562	133,571

NET INCOME	$3,711,899	$2,046,755

EARNINGS PER SHARE
Basic earnings per share	$0.40	$0.22
Diluted earnings per share	$0.39	$0.22

Weighted average number of shares outstanding	9,372,582	9,226,270
Diluted weighted average number of shares outstanding	9,554,547	9,363,115

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters ended March 31, 2006 and March 31, 2005
(UNAUDITED)
	MARCH 31, 2006	MARCH 31, 2005
OPERATING ACTIVITIES:
NET INCOME	$3,711,899	$2,046,755
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	2,099,766	1,178,276
Recognized deferred gain on sale of vessels	(1,174,522)	(926,567)
Amortization of dry-docking costs	238,765	220,668
Amortization of issuance costs	17,356	10,979
Equity in (income) / losses of associated companies	(291,982)	84,451
Shares based compensation to directors	20,000	2,332
Changes in Operating Assets and Liabilities:
Hire receivables	(97,945)	(3,535)
Recoverable from insurers	(4,540)	(5,355)
Inventories	(129,079)	796,599
Receivables from /payable to affiliates	486,364	(849,267)
Prepaid expenses and other current assets	(296,891)	(198,181)
Dry-docking costs capitalised	(306,121)	(25,842)
Accounts payable	245,263	40,551
Hire received in advance	514,582	-
Accrued expenses	2,196	(1,005,229)
Accrued interest	856,975	(98,867)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$5,892,086	$1,267,768

INVESTING ACTIVITIES:
Purchase of furniture and office equipment	(80)	(4,852)
Proceeds from disposals of vessels	-	29,802,138
Dividends from / (investments in) associated companies	180,000	(4,802,500)
Purchases of vessels	(11,000,000)	(8,297,725)
Vessels pre-operating expenses	(2,406)	-
(Increase) / decrease in restricted cash	(2,607,387)	5,000,000

NET CASH (USED BY) / PROVIDED FROM INVESTING ACTIVITIES	$(13,429,873)	$21,697,061

FINANCING ACTIVITIES:
Repayments of long-term debt	(1,250,000)	(16,250,000)
Proceeds from issuance of common stock	525,997	6,072
Payment of debt issuance costs	-	(10,811)
Dividend paid	(557,104)	-

NET CASH USED BY FINANCING ACTIVITIES	$(1,281,107)	$(16,254,739))

(DECREASE) / INCREASE IN CASH	(8,818,894)	6,710,090
CASH AT BEGINNING OF PERIOD	12,292,015	11,629,896
CASH AT END OF PERIOD	$3,473,121	$18,339,986

Interest paid during the period	$276,318	$442,237

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates second-hand vessels that as of March 31, 2006 formed a fleet of thirteen wholly owned vessels, comprised of eleven LPG carriers and two coastal bulk carriers. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships and a 50% interest in another entity that owns and operates an LPG carrier.

COMPREHENSIVE INCOME: Comprehensive income consists of foreign currency translation adjustment and unrealised gains or losses on cash flow hedges.

USD	Three months Ended March 31, 2006	Three months Ended March 31, 2005

Other comprehensive income	$716,890	$388,313

Net Income	3,711,899	2,046,755

Comprehensive Income	$4,428,789	$2,435,068

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. Amortization of debt issuance costs, included in interest expense, amounted to $17,356 in the quarter ended March 31, 2006 ($10,979 in the quarter ended March 31, 2005). In the quarter ended March 31, 2005, an amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $15 million prepaid under the Fortis Loan was written off and recorded as a reduction of the deferred gain on sale of vessels.

EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock. There were no options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for each period presented because their impact was anti-dilutive. All prior period basic and diluted earnings per share calculations presented have been restated to reflect the impact of the stock dividend distributed on April 28, 2006 (see Note 10: Subsequent Events).

Index

	Three months Ended March 31, 2006	Three months Ended March 31, 2005

Numerator:
Net income available for common stockholders	$3,711,899	$2,046,755

Denominator:
Weighted average number of common shares	9,372,582	9,226,270
Dilutive effect of employee stock options	181,965	136,845
Diluted average number of common shares	9,554,547	9,363,115

Earnings per common share:
- Basic earnings per share	$0.40	$0.22
- Diluted earnings per share	$0.39	$0.22

RECLASSIFICATIONS: Certain reclassifications have been made to the accompanying consolidated financial statements in prior periods to conform to the current period presentation.

NOTE 3:	PURCHASE OF VESSELS

On March 30 and 31, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $11 million. The vessels, Hermann Schulte renamed Blackfriars Bridge (built 1980) and Dorothea Schulte renamed London Bridge (built 1981), are semi-refrigerated LPG carriers of 5,600 cbm capacity each. The acquisition was funded with the Company’s current cash holdings. Simultaneously with the purchase, they were time-chartered back to the Schulte Group for one year. The technical management of the vessels is contracted to Wallem Shipmanagement Ltd, an unrelated technical manager, following a tender aiming to compare experience and cost with other third party managers. On April 24, 2006, the purchase of these vessels was refinanced for $8 million through a $31,750,000 loan granted by Fortis Bank (see Note 10: Subsequent Events).

NOTE 4.	INVESTMENT IN ASSOCIATED COMPANIES

In January 2005, the Company invested $4 million in Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL. MUNIA simultaneously purchased four container vessels from MC Shipping and chartered them to AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The Company participates for 25.8% in the equity and in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. The 25.8% share of net income of MUNIA included in the Company's financial statements was $232,674 for the quarter ended March 31, 2006 as compared to a loss of $84,451 for the quarter ended March 31, 2005. MUNIA is expected to pay dividends on a semi-annual basis. The Company received the second dividend installment of $180,000 in January 2006. The Company’s investment in MUNIA was $4,332,436 at March 31, 2006; it was $3,915,549 at March 31, 2005.

Index

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel or earlier in case of sale or total loss of a vessel (“MUNIA guarantee”). As a result, the off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in charterhire and other income. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time. For the quarter ended March 31, 2006, the operating expenses of the vessels were approximately at the guaranteed level and no payment required under the MUNIA guarantee.

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros and the captain 80,000 euros by a French court; a judgment which they intend to appeal. All expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

In March 2005, the Company entered into a 50/50 joint venture agreement with Petredec Limited, a leading LPG trading and shipping company, pursuant to which each joint venture partner acquired fifty percent of the issued share capital of Waterloo Shipping Limited (“Waterloo”). The joint venture acquired the 1983-built, 59,725cbm LPG carrier Galileo and chartered it to Petredec for a period of four years. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. As of March 31, 2005, the amount outstanding under this loan was $9,369,532. The Company accounts for its investment in Waterloo using the equity method of accounting. The share of the net income of Waterloo included in the Company's financial statements was $59,308 for the quarter ended March 31, 2006. The Company did not have an investment in Waterloo in the first quarter of 2005. The Company’s investment in Waterloo was $2,265,451 at March 31, 2006.

NOTE 5.	RELATED COMPANY TRANSACTIONS

As of March 31, 2006, Navalmar Transportes Maritimos LDA (“Navalmar”) and V.Investments Limited (“V.Investments”) owned respectively 45.2% and 3.2% of the Company.

Certain of the directors and executive officers of the Company are involved in business activities similar to those conducted by the Company. Mr. Biggi (director) is the President and Chief Executive Officer of V.Holdings Limited, the holding company of the V.Ships group, and an executive officer of its principal subsidiaries which provide management related services to the Company. Mr. Bogazzi (director) is involved in the business of purchasing, owning and selling cargo vessels through the Bogazzi / Navalmar Group of shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that any of the transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of certain of the Company's vessels. The Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2006, the management fees are fixed at the rate of $8,500 per vessel/per month. In the first quarter of 2006, $229,500 was paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements ($269,607 in the first quarter of 2005).

Index

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the first quarter of 2006, no legal fees were paid by the Company to affiliates of V.Ships ($18,628 in the first quarter of 2005).

The Company leases office space from an affiliate of V.Ships. In the first quarter of 2006, the rental cost paid to the affiliate of V.Ships was approximately $23,290 ($24,369 in the first quarter of 2005).

In the first quarter of 2006, the Company paid approximately $7,250 for accounting services to an affiliate of V.Ships ($6,750 in the first quarter of 2005).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use on behalf of the Company the services of other service providers for insurance, crew and staff traveling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V.Ships.

At March 31, 2006, the Company had balances of trade accounts payable of $284,156 to affiliates ($202,208 of receivables at December 31, 2005). These amounts include receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels for $31,874 and $180,789 at March 31, 2006 and December 31, 2005 respectively.

NOTE 6.	PROVISION FOR IMPAIRMENT LOSS

At March 31, 2006, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with SFAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company’s vessels, including Waterloo’s vessel, are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144. To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market value is assessed by the President on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels. Whenever a vessel’s market value is above its book value, the Company considers there is no indication of impairment. Whenever a vessel’s market value is below its book value, the Company considers there is a potential impairment and performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the vessel in order to determine if the book value of such vessel is recoverable. If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

On the basis of appraisals received in January/February 2006 from leading independent shipbrokers, the market value of the Company’s fully owned fleet was approximately $174,675,000 compared to book values of $121,991,571 on December 31, 2005. Independent appraisals were not performed at the end of the first quarter of 2006, but in view of current market conditions, management estimated the market value of the fully owned fleet to be stable and the market value of the vessels acquired in March 2006 to be equal to their purchase price. On this basis, the market value of the Company’s fully owned fleet was approximately $185,675,000 compared to book values of $130,894,588 on March 31, 2006. The excess of market value over book value was approximately $54.7 million.

Index

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

NOTE 7.	SHAREHOLDERS' EQUITY

The net income of $3,711,899 for the quarter ended March 31, 2006 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the quarter ended March 31, 2006 was as follows:

USD	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders Equity

December 31, 2005	$89,137	$49,411,285	$(10,024,072)	$990,460	$40,466,810

Net income			3,711,899		3,711,899

Foreign currency translation adjustment				2,083	2,083

Unrealized gains on cash flow hedges				714,807	714,807

Issuance of stock to Directors	20	19,980			20,000

Dividend declared		(594,278)			(594,278)

Issuance of stock under stock option plan	570	525,427			525,997

March 31, 2006	$89,727	$49,362,414	$(6,312,173)	$1,707,350	$44,847,318

As of March 31, 2006, the number of shares issued and outstanding was 8,972,714.

The last quarterly installment of the 2005 dividend ($0.0625 per share) amounting to $557,104 was paid on January 27, 2006. In March 2006, the Company’s Board of Directors announced its intention to distribute a dividend of $0.25 per share to be paid in four equal quarterly installments commencing in April 2006 and a stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. The first dividend installment of $0.0625 and the stock dividend were declared on March 13, 2006 and distributed on April 28, 2006. The cash dividend of $594,278 was recorded as a reduction of Additional Paid-In Capital and 453,029 shares were distributed as stock dividend.

Index

Directors, who are not officers of the Company or of an affiliated company, receive $5,000 of their total annual compensation by issuance of shares of the Company’s common stock of equivalent value. In January 2006, a total of 2056 shares were distributed for the year ended December 31, 2005. The total amount of compensation expense recognized in connection with the issuance of such shares was $20,000.

In March 2006, 57,000 stock options were exercised at a price of $9.228, representing proceeds of $525,997 for the Company.

In March 2006, the Company’s Board of Directors extended the authorization to repurchase of up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock will be held in treasury. No repurchases were made during the period.

NOTE 8.	LONG TERM DEBT

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt (the “Fortis Loan”). The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly installments. Concurrently, the Company entered into an interest rate swap agreement as a result of which the variable rate, exclusive of margin, has been effectively fixed at 3.075 % until October 2007. In January 2005, the Company prepaid $15 million under the Fortis Loan and cash balances of $5 million held as collateral by the bank were released. As of March 31, 2006, the amount outstanding under the Fortis Loan was $23,750,000.

In April 2005, the Company entered into a $68,000,000 loan agreement with Scotiabank in order to partially fund the acquisition of two vessels (the “Scotia Loan”). The loan consists of two advances and bears interest at LIBOR plus 0.85%. The first advance of $41 million is repayable over eleven years in twenty two equal semi-annual installments of $1,772,500 plus a balloon payment of $2,005,000 in April 2016. The second advance of $27 million is repayable over seven years in fourteen equal semi-annual installments of $1,785,500 plus a balloon payment of $2,003,000 in April 2012. Swap agreements were concurrently entered into as a result of which the variable rates, exclusive of margin, have been effectively fixed until October 2010 at 4.58 % and 4.545% respectively for the first and second advance. As of March 31, 2006, the amount outstanding under the Scotia Loan was $64,442,000.

The Company has issued guarantees in relation to both loans and the borrowers have granted ship mortgages over the vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. As of March 31, 2006, tangible net worth exceeded the minimum requirement by $7,133,789. Under the Scotiabank agreement, monthly transfers are made to the retention accounts, which are applied in discharge of the next principal and interest payment due under the loan. The Company has complied with all applicable debt covenants for all periods presented.

NOTE 9:	STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. Under the terms of the plan, the options give the right to purchase one share per option and expire in June 2011. In March 2006, 57,000 stock options were exercised at a price of $9.228 representing proceeds of $525,996 for the Company. As of March 31, 2006, 129,398 options were outstanding; they had an exercise price of $9.228 per share and were fully vested. There are no more options to be granted under the plan.

Index

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share Based Payments" on January 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after January 1, 2006, are measured and accounted for at fair value in accordance with SFAS 123(R). The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

Prior to January 1, 2006 the Company accounted its awards under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company had adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for stock based grants issued to its employees.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for prior periods.

	Three months ended March 31, 2006	Three months ended March 31, 2005

Net income, as reported	$3,711,899	$2,046,755

Add: Stock-based employee compensation expense included in reported net income	-	-

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	-	(14,969)

Proforma net income	$3,711,899	$2,031,786

Earnings per share:
Basic - as reported	$0.40	$0.22
Basic - pro forma	$0.40	$0.22

Diluted - as reported	$0.39	$0.22
Diluted - pro forma	$0.39	$0.22

On March 24, 2006, the Company filed a registration statement on Form S-8 to register the re-offer and resale of up to 357,996 shares of common stock of the Company, which have been issued or will be issued under the Company Stock Option Plan to the Company’s employees.

NOTE 10:	SUBSEQUENT EVENTS

On April 28, 2006, the Company paid the first 2006 quarterly dividend of $0.0625 per share, declared on March 13, 2006, which amounted to $594,278. On the same date, the Company distributed the stock dividend and 453,029 shares were issued to that effect.

On April 1, 2006, the Company signed a three year lease for new offices in Monaco. The rent is equal to approximately $ 44,100 per annum.

On April 10, 2006, 82,398 stock options were exercised at a price of $9.228 representing proceeds of $760,369 for the Company.

Index

On April 19, 2006, the Company entered into a $31,750,000 loan agreement with Fortis Bank (“New Fortis Loan”) in order to refinance the outstanding amount of the Fortis Loan of $23,750,000 and for the balance to partially refinance the acquisition of the Blackfriars Bridge and London Bridge (see Note 3: Purchase of vessels). The borrowers are the vessel-owning subsidiaries of Auteuil, Deauville, Cheltenham, Malvern, Coniston, Longchamp, Blackfriars Bridge and London Bridge. The New Fortis Loan bears interest at LIBOR plus 1.25% and is repayable in equal quarterly installments over four and a half years. The borrowers have granted ship mortgages over their vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. The Company has issued a guarantee in relation to the facility. The terms of the Fortis New Loan are similar to the terms of the Fortis Loan except for the fact that the Laforge is no longer a borrower and therefore is no longer part of the security package, the minimum tangible net worth has been increased and the amounts attributable to the various vessels have been slightly modified. As of April 30, 2006, the Company had $10,402,230 in cash.

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

Results of Operations for the quarter ended March 31, 2006.

Significant events during the quarter

The Company acquired two additional LPG vessels and continues to focus its activities on the LPG sector. The two vessels, which are semi-refrigerated of 5,000 cbm capacity, will allow the Company to diversify its offer of vessels.

Revenue

The Company had revenue from charterhire and other sources amounting to $10,107,255 for the quarter ended March 31, 2006 ($6,238,486 for the quarter ended March 31, 2005). The increase in revenues is principally due to the purchase of two LPG vessels in April 2005.

In the quarter ended March 31, 2006, the Company's on-hire performance of the vessels on time charter was 98.5% on a potential 810 days (in the quarter ended March 31, 2005, it was 98.45% on a potential of 708 days).

All of the Company's eleven fully-owned vessels (except the coastal bulk carriers) are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows:

Last 9 months of 2006	$27,336,250
2007	$16,705,625
2008	$12,735,000
2009	$12,735,000
2010	$4,245,000

Index

Costs and Expenses

Commission on charterhire was $133,121 for the quarter ended March 31, 2006. It was $153,856 for the quarter ended March 31, 2005. The decrease results principally from the sale of the container vessels in January 2005.

Vessel operating expenses plus amortization of dry-docking costs totalled $4,137,899 for the quarter ended March 31, 2006, representing an increase of 40% from vessel operating expenses plus amortization of dry-docking costs of $2,944,535 for the quarter ended March 31, 2005. Vessel operating expenses comprise vessel running costs, voyage costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs decreased from 47.2% in the first quarter of 2005 to 40.9% in the first quarter of 2006. Daily operating expenses per vessel averaged $4,202 for the quarter ended March 31, 2006 as compared to $3,226 for the quarter ended March 31, 2005 (excluding the container vessels sold in January 2005). The increase in vessel operating expenses is due to the purchase of two VLGCs in April 2005. Because of their size, these vessels have higher operating costs per day than the other vessels of the Company.

Depreciation totalled $2,099,766 in the quarter ended March 31, 2006 as compared to $1,178,276 for the quarter ended March 31, 2005). The increase in depreciation is principally due to the purchase of two VLGC vessels in April 2005 which was partially offset by the reduction in depreciation due to the sale of four container vessels in January 2005 and the change in depreciation estimate of the Laforge.

General and administrative expenses amounted to $513,987 for the quarter ended March 31, 2006 as compared to $536,402 for the quarter ended March 31, 2005.

Impairment loss

As of March 31, 2006, the Company evaluated the recoverability of its long term assets in accordance with FAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Interest Income and Expense

Interest expense amounted to $1,150,649 for the quarter ended March 31, 2006 as compared to $354,349 for the quarter ended March 31, 2005. The increase is due to the drawdown of the Scotiabank Loan in April 2005.

Interest income totalled $173,562 for the quarter ended on March 31, 2006 as compared with $133,571 for the quarter ended March 31, 2005. The increase in interest income is due to higher interest rates.

Deferred Gain

Recognized Deferred Gain totalled $1,174,522 for the quarter ended on March 31, 2006 as compared to $926,567 for the quarter ended March 31, 2005 and represents the portion of Deferred Gain on sale of assets recognized as income during the quarter.

Equity in Income of associated companies

Equity in income of associated companies totalled $291,982 for the quarter ended March 31, 2006 as compared to a loss of $84,451 for the quarter ended March 31, 2005.

Index

USD	Three months ended March 31, 2006	Three months ended March 31, 2005

MUNIA share of net income / (loss)	$232,674	$(84,451)

Waterloo share of net income	59,308	-

Equity in income of associated companies	$291,982	$(84,451)

The Company 25.8% of MUNIA’s net income amounted to $232,674 for the quarter ended March 31, 2006 as compared to a loss of $84,451 for the quarter ended March 31, 2005. The on-hire performance of the container vessels was 99.98% on a potential 360 days (100% on 280 days in the quarter ended March 31, 2005). The Company’s investment in MUNIA was $4,332,436 as of March 31, 2006 as compared to $4,279,764 as of December 31, 2005. The increase is due to the net income of MUNIA and is partially offset by dividends of $180,000 received in January 2006.

The Company’s 50% share of Waterloo’s net income amounted to $59,308 for the quarter ended March 31, 2006. The on-hire performance of the LPG carrier Galileo was 100% on a potential 90 days in the quarter ended March 31, 2006. The Company’s investment in Waterloo was $2,265,451 at March 31, 2006. The Galileo will be dry-docked in the second quarter of 2006.

Net Income

The net income was $3,711,899 for the quarter ended March 31, 2006, as compared to $2,046,755 for the quarter ended March 31, 2005.

Subsequent events

On April 28, 2006, the Company paid the first 2006 quarterly dividend of $0.0625 per share, which amounted to $594,278. On the same date, the Company distributed the stock dividend and 453,029 shares were issued to that effect.

On April 1, 2006, the Company signed a three year lease for new offices in Monaco. The rent is equal to approximately $ 44,100 per annum excluding rental charges. The savings will be material since, in 2005, the Company paid $87,167 for rent, rental charges, utilities and various services.

On April 10, 2006, 82,398 stock options were exercised at a price of $9.228 representing proceeds of $760,369 for the Company.

On April 19, 2006, the Company entered into a $31,750,000 loan agreement with Fortis Bank (“New Fortis Loan”) in order to refinance the outstanding amount of the Fortis Loan of $23,750,000 and for the balance to partially refinance the acquisition of the Blackfriars Bridge and London Bridge (see Note 3: Purchase of vessels). The borrowers are the vessel-owning subsidiaries of Auteuil, Deauville, Cheltenham, Malvern, Coniston, Longchamp, Blackfriars Bridge and London Bridge. The New Fortis Loan bears interest at LIBOR plus 1.25% and is repayable in equal quarterly installments over four and a half years. The borrowers have granted ship mortgages over their vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. The Company has issued a guarantee in relation to the facility. The terms of the Fortis New Loan are similar to the terms of the Fortis Loan except for the fact that the Laforge is no longer a borrower and therefore is no longer part of the security package, the minimum tangible net worth has been increased and the amounts attributable to the various vessels have been slightly modified. As of April 30, 2006, the Company had $10,402,230 in cash.

Index

Market Conditions

In the first quarter of 2006, the market for LPG carriers remained strong. Charter rates have increased substantially over the last few months and the Company is slowly able to take advantage of such better rates as the existing charters come for renewal. Management feels that market strength will remain strong for the remaining part of the year. One of the Company’s small LPG tankers was renewed at the beginning of 2006 at market rate for three months. Three small LPG tankers are due for renewal in the second quarter of 2006, one in December 2006 and one VLGC tanker in November 2006. The Company hopes to secure current market rates at renewal. The Company’s remaining VLGC tankers (including Galileo 50% owned) will continue on charter at the rates which were previously agreed.

The main LPG trade between Arabian Gulf countries and Japan serves as a market indicator and the freight rates on this route are considered the industry benchmark for VLGCs. The table below demonstrates the increase in freight rates achieved on this route in the last few years. The table also shows the evolution of 12-month time charter rates for vessels of sizes and types similar to the Company’s ships.

LPG market	2004	2005	1st quarter 2006
Voyage rates ($/mt) Arabian Gulf/Japan	$36.15	$40.51	$47.23
12-month time charter ($/day)
78,000 m3 average daily charter rate	$27,822	$33,538	$35,340
3,500 m3 average daily charter rate	$6,247	$7,566	$7,566
Sources:	© Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles; © Inge Steensland AS.

In the first quarter of 2006, the market for containerships was stable. The four container vessels, which are 25.8% owned by the Company, are fixed on long term charters with AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, respectively, at rates which remain well below current market levels.

Market value of the fleet

On the basis of appraisals received in January/February 2006 from leading independent shipbrokers, the market value of the Company’s fully owned fleet was approximately $174,675,000 compared to book values of $121,991,571 on December 31, 2005. Independent appraisals were not performed at the end of the first quarter, but in view of current market conditions, management estimates the market value of the fully owned fleet to be stable and the market value of the vessels acquired in March 2006 to be equal to their purchase price. On this basis, the market value of the Company’s fully owned fleet was approximately $185,675,000 compared to book values of $130,894,588 as of March 31, 2006. The excess of market value over book value was approximately $54.7 million.

Liquidity and Sources of Capital

Liquidity

The Company had $3,473,121 in cash at March 31, 2006 (December 31, 2005 - $12,292,015). In addition, on March 31, 2006, deposits totaling $4,366,624 (December 31, 2005 - $1,759,237) were pledged to guarantee the Company’s performance under the Scotia loan agreement. It should be noted that $509,066 were deposited in vessel operating accounts which are directly operated by the vessel technical managers ($557,680 at December 31, 2005). The decrease in cash results from the payment in cash of the two vessels purchased for $11 million at the end of March 2006 (see investing activities below). These vessels were subsequently refinanced in April and the ratio of current assets to current liabilities was restored when the Company received $8 million in cash. As of April 30, 2006, the Company had $10,402,230 in cash.

Index

On January 20, 2005, Fortis bank released a $5,000,000 deposit following the prepayment of $15,000,000 under the Fortis loan Agreement on such date.

The ratio of current assets to current liabilities decreased from 0.94 at December 31, 2005 to 0.58 at March 31, 2006. The decrease is temporary and results from the payment in cash of the two vessels purchased in March 2006. These vessels were subsequently refinanced in April and the ratio of current assets to current liabilities was restored when the Company received $8 million in cash.

Operating activities

The Company generated cash flows from operations of $5,892,086 in the first quarter of 2006 in comparison to $1,267,768 in the first quarter of 2005. The increase is due in large part to the cash flow generated by the two vessels purchased in April 2005 and to improved charter rates for the vessels.

One small LPG vessel, two very large gas carriers (“VLGCs”) and the VLGC owned by Waterloo will all perform scheduled work in dry-dock in the second quarter of 2006. It is atypical for the Company to perform so many budgeted dry-docks within one quarter. The cost of a dry-dock depends on the work performed and on the size and age of the vessel. As the Company wishes to maintain the highest standards, the total cost of the dry-docks will be approximately $4,000,000. Dry-dock costs are deferred and amortized over five years to the next intermediate or special survey and therefore do not materially affect earnings in the quarter when the dry-dock is performed. However, unlike some shipping companies, the Company does not include the off-hire time incurred to perform the work in the cost of the dry-docks and, in this case, it will involve in excess of 90 days of off-hire, in addition to 30 days off-hire necessary to perform repairs on another VLG. Because of this, the revenues of the Company and therefore its income will be impacted in the second quarter of 2006 by the reduction in trading days, in spite of the positive addition of two vessels.

The third and fourth quarters of 2006 will resume the positive growth trend of income as three vessels’ charters will be renewed in June and July at rates reflecting market improvements and the Company will receive the full benefit of the two vessels acquired at the end of March.

Investing activities

On March 30 and 31, 2006, the Company purchased two LPG carriers for a total cost of $11 million (see Item 1. Condensed Consolidated Financial Statements - Note 2: Purchase of vessels). The acquisition was funded with the Company’s current cash holdings and subsequently refinanced in April for $8 million (see Item 1. Condensed Consolidated Financial Statements - Note 10: Subsequent Events).

Financing activities

In the first quarter of 2006, the Company repaid net borrowings of $1,250,000. As a result, the Company's long term debt (including the current portion) decreased from $89,442,000 as of December 31, 2005 to $88,192,000 as of March 31, 2006.

Dividend

The last installment of the 2005 dividend ($0.0625 per share) amounting to $557,104 was paid on January 27, 2006.

Contractual obligations

As of April 24, 2006, the Company's contractual obligations, including the refinancing that took place on April 24, 2006 were as follows:

Index

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 31,750,000	$ 6,333,332	$ 13,555,552	$ 11,861,116	$ -
Scotia loan due 2016	64,442,000	7,116,000	14,232,000	14,232,000	28,862,000
Total	$ 96,192,000	$ 13,449,332	$ 27,787,552	$ 26,093,116	$ 28,862,000

Guarantees

The Company has issued guarantees in relation to the Fortis and Scotia Loans. In addition, the Company has issued a guarantee of $850,000 in relation with the loan granted by Danmarks Skibskreditfond to Waterloo (see Note 4: Investment in Associated Companies).

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

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros and the captain 80,000 euros by the French court; a judgment which they intend to appeal. All the expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

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

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of March 31, 2006.

Contingencies

The Company had no contingencies as of March 31, 2006 other than as discussed in the Guarantees section above.

Future cash requirements

Management believes that the net cash generated by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2006.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2006, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2005.

Index

ITEM 3:	Market Risk

The Company operates internationally and is exposed to certain market risks that, in the normal course of business, include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments to reduce these risks, the Company does not enter into derivative financial instruments for trading or speculative purposes.

Impact of Interest Rate fluctuations

As of March 31, 2006, the Company had $88,192,000 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of March 31, 2006	Notional amount	Fair value	Interest rate	Expiration
First swap / Fortis loan	$23,750,000	$ 651,000	3.075%	October 2007
Second swap / Scotia loan	39,227,500	377,010	4.580%	April 2010
Third swap / Scotia loan	25,214,500	647,102	4.545%	April 2010
Total	$ 88,192,000	$1,675,112

As a result, as of March 31, 2006, the Company had no variable interest debt whose interest rates have not been fixed.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2006, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

Index

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk factors

No change

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 10.1	Loan Agreement with Fortis Bank and Guarantee Agreement dated April 19, 2006

b)	Exhibit 31.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c)	Exhibit 31.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

d)	Exhibit 32	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e)	Reports on Form 8-K filed after March 31, 2006

None

Index

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : May 12, 2006	/S/ ANTONY CRAWFORD
Antony Crawford

Chief Executive Officer
(Principal Executive Officer)

Date : May 12, 2006	/S/ DOMINIQUE SERGENT
Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)