Form 10-Q
period 2006-06-30
MC SHIPPING INC
filed 2006-08-14
CIK 847831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________________
FORM 10-Q
_________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________

Quarter ended June 30, 2006	Commission File Number:
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
☐ yes ☒ no

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Shares outstanding at August 10, 2006

Common stock, par value $.01	9,508,141

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 :	FINANCIAL INFORMATION

	Item 1. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005.	3

	Condensed Consolidated Statements of Income for the quarters ended June 30, 2006 and June 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Income for the six months ended June 30, 2006 and June 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4. Controls and procedures	25

PART II:	OTHER INFORMATION

	Item 1. Legal Proceedings	26

	Item 1A. Risk factors	26

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3. Defaults upon Senior Securities	26

	Item 4. Submission of Matters to a Vote of Security Holders	26

	Item 5. Other Information	26

	Item 6. Exhibits and Reports on Form 8-K	26

	Signatures	27

	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

Index

PART I: FINANCIAL INFORMATION

ITEM 1:	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)
CURRENT ASSETS
Cash	$7,617,313	$12,292,015
Restricted cash	1,884,344	1,759,237
Hire receivables	296,748	13,583
Recoverable from insurers	619,810	68,807
Inventories	594,220	406,643
Receivables from affiliates	-	202,208
Prepaid expenses and other current assets	4,225,713	1,950,940

TOTAL CURRENT ASSETS	15,238,148	16,693,433

VESSELS, AT COST	164,946,931	155,406,193
Less accumulated depreciation	(36,707,049)	(33,414,622)
	128,239,882	121,991,571

OTHER ASSETS
Down payment on acquisition of vessel	4,000,000	-
Investments in associated companies	6,850,147	6,485,906
Furniture & Equipment (net of accumulated depreciation of $4,348 at June 30, 2006 and $13,596 at December 31, 2005)	136,133	3,139
Dry-docking costs (net of accumulated amortization of $2,383,700 at June 30, 2006 and $1,772,673 at December 31, 2005)	7,228,702	3,139,184
Debt issuance costs (net of accumulated amortization of $103,214 at June 30, 2006 and $68,511 at December 31, 2005)	394,587	429,290

TOTAL ASSETS	$162,087,599	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

CURRENT LIABILITIES
Accounts payable	2,097,335	747,692
Payable to affiliates	86,478	-
Hire received in advance	1,446,020	801,043
Accrued expenses	6,883,832	2,466,845
Accrued interest	1,073,699	1,061,128
Dividend payable	594,259	557,104
Current portion of long term debt	13,893,776	12,116,000

TOTAL CURRENT LIABILITIES	26,075,399	17,749,812

LONG TERM DEBT
Secured Loans, net of current portion	77,490,224	77,326,000

DEFERRED GAIN ON SALE OF VESSELS	10,837,807	13,199,901

TOTAL LIABILITIES	114,403,430	108,275,713

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorized 9,508,141 shares issued and outstanding at June 30, 2006 (8,913,658 at December 31, 2005)	95,081	89,137
Additional paid-in capital	49,523,189	49,411,285
Accumulated deficit	(4,289,308)	(10,024,072)
Accumulated other comprehensive income	2,355,207	990,460
	47,684,169	40,466,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,087,599	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Quarters ended June 30, 2006 and June 30, 2005
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2006	2005

CHARTERHIRE AND OTHER INCOME	$9,940,984	$9,628,735

COSTS AND EXPENSES
Commission on charterhire	(131,694)	(131,887)
Vessel operating expenses	(4,721,267)	(3,756,246)
Amortization of dry-docking costs	(478,373)	(166,217)
Depreciation	(2,696,298)	(2,363,335)
General and administrative expenses	(673,185)	(550,664)

INCOME FROM VESSEL OPERATIONS	1,240,167	2,660,386

Recognized deferred gain on sale of vessels	1,187,572	1,187,572
Net gain on sale of vessels	1,028,693	-
Equity in (losses) / income of associated companies	(247,741)	148,872

OPERATING INCOME	3,208,691	3,996,830

OTHER INCOME/(EXPENSES)
Interest Expense	(1,301,278)	(1,217,768)
Interest Income	115,452	82,937

NET INCOME	$2,022,865	$2,861,999

EARNINGS PER SHARE
Basic earnings per share	$0.21	$0.31
Diluted earnings per share	$0.21	$0.30
Weighted average number of Shares outstanding	9,499,086	9,238,979
Diluted weighted average number of Shares outstanding	9,555,141	9,399,460

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2006 and June 30, 2005
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2006	2005

CHARTERHIRE AND OTHER INCOME	$20,048,239	$15,867,221

COSTS AND EXPENSES
Commission on charterhire	(264,815)	(285,743)
Vessel operating expenses	(8,620,401)	(6,480,113)
Amortization of dry-docking costs	(717,138)	(386,885)
Depreciation	(4,796,064)	(3,541,611)
General and administrative expenses	(1,187,172)	(1,087,066)

INCOME FROM VESSEL OPERATIONS	4,462,649	4,085,803

Recognized deferred gain on sale of vessels	2,362,094	2,114,139
Net gain on sale of vessels	1,028,693	-
Equity in income of associated companies	44,241	64,421

OPERATING INCOME	7,897,677	6,264,363

OTHER INCOME/(EXPENSES)
Interest Expense	(2,451,927)	(1,572,117)
Interest Income	289,014	216,508

NET INCOME	5,734,764	$4,908,754

EARNINGS PER SHARE
Basic earnings per share	$0.61	$0.53
Diluted earnings per share	$0.60	$0.52

Weighted average number of Shares outstanding	9,436,184	9,232,660
Diluted weighted average number of Shares outstanding	9,554,846	9,381,388

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and June 30, 2005
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2006	2005
OPERATING ACTIVITIES:
NET INCOME	$5,734,764	$4,908,754
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	4,796,064	3,541,611
Recognized deferred gain on sale of vessels	(2,362,094)	(2,114,139)
Amortization of dry-docking costs	717,138	386,885
Amortization of issuance costs	34,703	23,475
Equity in income of associated companies	(44,241)	(64,421)
Shares based compensation to directors	20,000	17,333
Net Gain on disposal of vessels	(1,028,693)	-
Stock based employee compensation	-	74,932
Changes in Operating Assets and Liabilities:
Hire receivables	(283,165)	4,835
Recoverable from insurers	(551,003)	4,029
Inventories	(187,577)	560,699
Receivables from /payable to affiliates	288,686	(469,836)
Prepaid expenses and other current assets	(910,026)	(1,241,509)
Dry-docking costs capitalised	(5,000,511)	(140,972)
Accounts payable	1,349,643	324,006
Hire received in advance	644,977	208,717
Accrued expenses	4,416,987	258,702
Accrued interest	12,571	791,055
Dividend payable	37,155	-

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$7,685,378	$7,074,156

INVESTING ACTIVITIES:
Purchase of furniture and office equipment	(135,963)	(3,641)
Proceeds from disposals of vessels	1,222,544	29,802,138
Dividends from / (investments in) associated companies	(320,000)	(6,481,923)
Purchases of vessels	15,000,000	(82,977,250)
Vessels pre-operating expenses	(41,411)
(Increase) / decrease in restricted cash	(125,107)	3,324,354

NET CASH USED BY INVESTING ACTIVITIES	$(14,399,937)	$(56,336,322)

FINANCING ACTIVITIES:
Repayments of long-term debt	(6,058,000)	(17,500,000)
Drawdown of term loan	8,000,000	68,000,000
Proceeds from issuance of common stock	1,286,365	262,695
Payment of debt issuance costs	-	(262,269)
Dividend paid	(1,188,517)	(548,563)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	$2,039,848	$49,951,863

(DECREASE) / INCREASE IN CASH	(4,674,702)	689,697
CASH AT BEGINNING OF PERIOD	12,292,015	11,629,896

CASH AT END OF PERIOD	$7,617,313	$12,319,593

Interest paid during the period	$2,301,740	$753,096

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates a fleet consisting, as of August 14, 2006, of fourteen wholly owned LPG carriers. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships and a 50% interest in another entity that owns and operates an LPG carrier.

COMPREHENSIVE INCOME: Comprehensive income consists of foreign currency translation adjustments and unrealised gains or losses on cash flow hedges.

	Three months Ended June 30, 2006	Three months Ended June 30, 2005	Six months Ended June 30, 2006	Six months Ended June 30, 2005

Other comprehensive income	$647,857	$(1,010,976)	$1,364,747	$(1,399,289)

Net Income	2,022,865	2,861,999	5,734,764	4,908,754

Comprehensive Income	2,670,722	1,851,023	7,099,511	3,509,465

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. Amortization of debt issuance costs, included in interest expense, amounted to $19,698 and $37,054 in the quarter and in the six months ended June 30, 2006 respectively ($16,985 and $27,965 in the quarter and in the six months ended June 30, 2005 respectively). In the quarter ended March 31, 2005, an amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $15 million prepaid under the Fortis Loan was written off and recorded as a reduction of the deferred gain on sale of vessels.

Index

EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock. There were no options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for each period presented because their impact was anti-dilutive. All prior period basic and diluted earnings per share calculations presented have been restated to reflect the impact of the stock dividend distributed on April 28, 2006 (see Note 7: Shareholders’ Equity).

	3 months ended June 30, 2006	3 months ended June 30, 2005	6 months ended June 30, 2006	6 months ended June 30, 2005

Numerator:
Net income available for common stockholders	$2,022,865	$2,861,999	$5,734,764	$4,908,754

Denominator:
Weighted average number of common shares	9,499,086	9,238,979	9,436,184	9,232,660
Dilutive effect of employee stock options	56,055	160,481	118,662	148,728
Diluted average number of common shares	9,555,141	9,399,460	9,554,846	9,381,388

Earnings per common share:
- Basic earnings per share	0.21	0.31	0.61	0.53
- Diluted earnings per share	0.21	0.30	0.60	0.52

RECLASSIFICATIONS: Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

NOTE 3: PURCHASE AND SALE OF VESSELS

On March 30 and 31, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $11 million. The vessels, Hermann Schulte renamed Blackfriars Bridge (built 1980) and Dorothea Schulte renamed London Bridge (built 1981), are semi-refrigerated LPG carriers of 5,600 cbm capacity each. The acquisition was funded with the Company’s current cash holdings and refinanced for $8 million on April 24, 2006 through a $31,750,000 loan granted by Fortis Bank (see Note 8: Long term debt). The vessels are time-chartered back to the Schulte Group for one year. The technical management of the vessels is contracted to Wallem Shipmanagement Ltd, an unrelated technical manager.

In June 2006, the Company sold two coastal bulk carriers to an unrelated third party for a total price of $1,270,000. The sale generated a net gain of $1,028,693.

In June 2006, the Company made a $4 million down payment on the purchase of an LPG carrier that was purchased in July (see Note 10. Subsequent Events).

NOTE 4. INVESTMENT IN ASSOCIATED COMPANIES

In January 2005, the Company invested $4 million in Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL. MUNIA simultaneously purchased four container vessels from MC Shipping and chartered them to AP Moller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The Company participates for 25.8% in the equity and in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. In the quarter and in the six month period ended June 30, 2006, the 25.8% share of net income of MUNIA included in the Company's condensed financial statements was $88,364 and $321,038 respectively (in 2005, $270,849 and $186,398), respectively. MUNIA is expected to pay dividends on a semi-annual basis. The Company received two dividend installments of $180,000 each in January and July 2006. The Company’s investment in MUNIA was $4,420,803 at June 30, 2006; it was $4,279,764 as of December 31, 2005.

Index

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel or earlier in case of sale or total loss of a vessel (“MUNIA guarantee”). As a result, any off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in charterhire and other income. For the quarter ended June 30, 2006, the operating expenses of the vessels were approximately at the guaranteed level and no payment was required under the MUNIA guarantee. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time.

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

In March 2005, the Company entered into a 50/50 joint venture agreement with Petredec Limited (“Petredec”), a leading LPG trading and shipping company, pursuant to which each joint venture partner acquired fifty percent of the issued share capital of Waterloo Shipping Limited (“Waterloo”). The joint venture acquired the 1983-built, 59,725cbm LPG carrier Galileo and chartered it to Petredec for a period of four years. The Company and Petredec each initially advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and is repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. As of June 30, 2006, the amount outstanding under this loan was $8,759,376. The Company accounts for its investment in Waterloo using the equity method of accounting.

The Company’s share of the net loss of Waterloo was $336,105 and $276,797 in the quarter and in the six month period ended June 30, 2006 (it was a loss of $121,977 for the quarter and for the six months ended June 30, 2005). The vessel dry-docked as scheduled in May 2006 and extensive upgrading was performed to enable the vessel to trade for an additional five years. Reflecting the extended life of the ship, Petredec has agreed to extend the current charter period by an additional year. The off hire associated with the time in dry-dock has resulted in a loss on this investment in the second quarter.

The Company and Petredec each advanced an additional amount of $500,000 in June 2006 to Waterloo and expect to make further investments in the course of the year. As a result, the Company’s investment in Waterloo was $2,429,346 at June 30, 2006 ($2,206,143 at December 31, 2005).

In order to better manage the vessel, the technical management of the vessel was transferred to Anglo Eastern, an unrelated third party, in May 2006. In July 2006, the vessel was valued by one leading independent broker at $22 million as against a book value of $13,274,202 as of June 30, 2006.

Index

NOTE 5. RELATED COMPANY TRANSACTIONS

On June 26, 2006, Mr. Tullio Biggi, President and Chief Executive Officer of V.Holdings Limited, the holding company of the V.Ships group, resigned as Director of the Company. He was replaced by Mr. Johan Wedell-Wedellsborg, the owner and Chief Executive Officer of Weco-Rederi A/S and Dannebrog Rederi. Weco-Rederi is the parent company of Nordana Line, a multipurpose RoRo liner carrier and of Dannebrog Rederi, a chemical tanker ship owning company.

As of June 30, 2006, Navalmar Transportes Maritimos LDA (“Navalmar”) and Weco-Rederi A/S owned 45.2% and 6.1% of the Company’s stock, respectively. On July 28, 2006, V.Investments Limited and Greysea Limited agreed to sell their remaining interest in MC Shipping, 265,937 shares for an aggregate price of $2,872,119 ($10.80 per share) to Weco-Rederi. Following the transaction, Weco-Rederi will own 8.9% of the Company’s shares and V.Ships will no longer be an investor or related company.

Certain of the directors and executive officers of the Company are involved in business activities similar to those conducted by the Company. Mr. Bogazzi and Mr. Wedell-Wedellsborg (directors of the Company) are involved in the business of purchasing, owning, operating and selling vessels through their shipping companies. As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company's vessels and those of other entities affiliated with such persons.

The By-Laws of the Company provide that any transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company's Board of Directors, which is also charged with the responsibility of monitoring and reviewing transactions to be entered into with affiliates.

The Company, via its wholly owned subsidiaries, has entered into Management Agreements with V.Ships for the technical operation of eight of the Company's vessels. All of these contracts will terminate in the third quarter 2006. The technical management of these vessels is or will be contracted to other non-related technical managers on competitive terms.

The Management Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships is paid a fixed management fee. In 2006, the management fees are fixed at the rate of $8,500 per vessel/per month. In the quarter and in the six month period ended June 30, 2006, $204,000 and $408,000 was paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in 2005 $244,356 and $513,963), respectively.

If the Company deems it necessary to employ the services of V.Ships in the acquisition or disposal of vessels, the Company will pay commissions and legal fees determined in light of current industry practice. In the quarter and in the six month period ended June 30, 2006, legal fees of $14,030 were paid by the Company to affiliates of V.Ships (in 2005 $17,341 and $35,968), respectively.

The Company formerly leased office space from an affiliate of V.Ships until May 31, 2006. In the quarter and in the six month period ended June 30, 2006, the rental cost paid to the affiliate of V.Ships was approximately $15,974 and $39,935 (in 2005 $23,205 and $47,574 respectively).

In the quarter and in the six month period ended June 30, 2006, the Company paid approximately $7,000 and $14,000 for accounting services to an affiliate of V.Ships (in 2005 $7,250 and $14,000, respectively).

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may use, on behalf of the Company, the services of other service providers for insurance, crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may be affiliates of V.Ships.

Index

At June 30, 2006, the Company had balances of trade accounts payable of $86,478 to affiliates ($202,208 of receivables at December 31, 2005). The amount at December 31, 2005 included $180,789 receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels.

NOTE 6. PROVISION FOR IMPAIRMENT LOSS

At June 30, 2006, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with SFAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable.

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

NOTE 7. SHAREHOLDERS' EQUITY

The net income of $5,734,764 for the six months ended June 30, 2006 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the six months ended June 30, 2006 was as follows:

Index

	Common Stock at par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders Equity

December 31, 2005	$89,137	$49,411,285	$(10,024,072)	$990,460	$40,466,810

Net income			5,734,764		5,734,764

Foreign currency translation adjustment				13,386	13,386

Unrealized gains on cash flow hedges				1,351,361	1,351,361

Issuance of stock to Directors	20	19,980			20,000

Dividends declared		(1,188,517)			(1,188,517)

Issuance of Stock dividend	4,530	(4,530)			-

Issuance of stock under stock option plan	1,394	1,284,971			1,286,365

June 30, 2006	$95,081	$49,523,189	$(4,289,308)	$2,355,207	$47,684,169

As of June 30, 2006, there were 9,508,141 shares issued and outstanding.

In March 2006, the Company’s Board of Directors announced its intention to pay a dividend of $0.25 per share to be paid in four equal quarterly installments commencing in April 2006 and a stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. The first dividend instalment of $0.0625 and the stock dividend were declared on March 13, 2006 and distributed on April 28, 2006. The cash dividend of $594,259 was recorded as a reduction of Additional Paid-In Capital and 453,029 shares were distributed as stock dividend.

Directors, who are not officers of the Company or of an affiliated company, receive $5,000 of their total annual compensation by issuance of shares of the Company’s common stock of equivalent value. In January 2006, a total of 2,056 shares were distributed for the year ended December 31, 2005. The total amount of compensation expense recognized in connection with the issuance of such shares was $20,000.

In the first six months of 2006, 139,398 stock options were exercised at a price of $9.228, representing proceeds of $1,286,365 for the Company.

In June 2006, the Company’s Board of Directors extended the authorization for the Company to repurchase of up to 400,000 shares of its common stock. Shares will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any purchases and the exact number of shares to be purchased will be dependent on market conditions. Repurchased stock will be held in treasury. No repurchases were made during the period.

NOTE 8. LONG TERM DEBT

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt (the “Fortis Loan”). The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly installments. Concurrently, the Company entered into an interest rate swap agreement as a result of which the variable rate, exclusive of margin, has been effectively fixed at 3.075 % until October 2007. In January 2005, the Company prepaid $15 million under the Fortis Loan and cash balances of $5 million held as collateral by the bank were released. On April 24, 2006, the amount outstanding under the Fortis Loan of $23,750,000 was refinanced (see below).

Index

In April 2005, the Company entered into a $68,000,000 loan agreement with Scotiabank in order to partially fund the acquisition of two vessels (the “Scotia Loan”). The loan consists of two advances and bears interest at LIBOR plus 0.85%. The first advance of $41 million is repayable over eleven years in twenty two equal semi-annual installments of $1,772,500 plus a balloon payment of $2,005,000 in April 2016. The second advance of $27 million is repayable over seven years in fourteen equal semi-annual installments of $1,785,500 plus a balloon payment of $2,003,000 in April 2012. Swap agreements were concurrently entered into as a result of which the variable rates, exclusive of margin, have been effectively fixed until October 2010 at 4.58 % and 4.545%, respectively for the first and second advance. As of June 30, 2006, the amount outstanding under the Scotia Loan was $60,884,000.

On April 24, 2006, the Company entered into a $31,750,000 loan agreement with Fortis Bank (“New Fortis Loan”) in order to refinance the outstanding amount of the Fortis Loan of $23,750,000 and for the balance to partially refinance the acquisition of the Blackfriars Bridge and London Bridge (see Note 3: Purchase of Vessels). The borrowers are the vessel-owning subsidiaries of Auteuil, Deauville, Cheltenham, Malvern, Coniston, Longchamp, Blackfriars Bridge and London Bridge. The New Fortis Loan bears interest at LIBOR plus 1.25% and is repayable in equal quarterly installments over four and a half years. The borrowers have granted ship mortgages over their vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. The Company has issued a guarantee in relation to the facility. The terms of the New Fortis Loan are similar to the terms of the Fortis Loan except for the fact that the La Forge is no longer a borrower and therefore is no longer part of the security package, the minimum tangible net worth has been increased and the amounts attributable to the various vessels have been slightly modified. As of June 30, 2006, the amount outstanding under the New Fortis Loan was $30,500,000.

The Company has issued guarantees in relation to both loans and the borrowers have granted ship mortgages over the vessels as security. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. As of June 30, 2006, tangible net worth exceeded the minimum requirement by $6,782,370. Under the Scotiabank agreement, monthly transfers are made to the retention accounts, which are applied in discharge of the next principal and interest payment due under the loan. The Company has complied with all applicable debt covenants, or received the appropriate waivers from lenders, for all periods presented.

NOTE 9: STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. Under the terms of the plan, the option holder has the right to purchase one share per option and expire in June 2011. Through June 2006, 139,398 stock options were exercised at a price of $9.228 representing proceeds of $1,286,365 for the Company. As of June 30, 2006, 47,000 options were outstanding; they had an exercise price of $9.228 per share and were fully vested. There are no more options to be granted under the plan.

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

Index

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

	3 months ended June 30, 2006	3 months ended June 30, 2005	6 months ended June 30, 2006	6 months ended June 30, 2005

Net income, as reported	$2,022,865	$2,861,999	$5,734,764	$4,908,754

Add: Stock-based employee compensation expense included in reported net income	-	74,932	-	74,932

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	-	(642,875)	-	(657,844)

Proforma net income	$2,022,865	$2,294,056	$5,734,764	$4,325,842

Earnings per share:
Basic - as reported	$0.21	$0.31	$0.61	$0.53
Basic - pro forma	0.21	0.25	0.61	0.47

Diluted - as reported	0.21	0.32	0.60	0.52
Diluted - pro forma	0.21	0.24	0.60	0.46

On March 24, 2006, the Company filed a registration statement on Form S-8 to register the re-offer and resale of up to 357,996 shares of common stock of the Company, which have been issued or will be issued under the Company Stock Option Plan to the Company’s employees.

NOTE 10: SUBSEQUENT EVENTS

On July 11, 2006, the Company purchased the LPG vessel Hans Maersk, renamed Maersk Houston, from the AP Moller Group for $40 million. The vessel (built 1993) is a semi-refrigerated LPG carrier of 20,700 cbm capacity. The vessel is time-chartered back to the AP Moller Group for five years. The technical management of the vessel is contracted to Wallem Shipmanagement Ltd, an unrelated technical manager. On July 24, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $31.5 million. The vessels, Tycho Brahe renamed Barnes Bridge (built 1982) and Immanuel Kant renamed Kew Bridge (built 1983), are semi-refrigerated LPG carriers of 15,360 cbm capacity each. The vessels are time-chartered back to the Schulte Group for two years. The technical management of the vessels is contracted to Hanseatic, an unrelated technical manager.

On July 10, 2006, the Company entered into a $126,884,000 loan agreement with Scotiabank Europe PLC (“the New Scotia Loan”) in order to refinance the outstanding amount of the Scotia Loan of $60,884,000 granted in April 2005 to partially fund the acquisition of two LPG vessels, the Tower Bridge and Chelsea Bridge, and for the balance to partially finance the acquisition of three additional LPG vessels, the Hans Maersk, Immanuel Kant and Tycho Brahe, and for working capital purposes. The borrowers are the vessel-owning subsidiaries and they have granted ship mortgages over the vessels as security. The Company has issued a guarantee in relation to the loan.

Index

The New Scotia loan is structured in five advances as follows:

1) Advance A in an amount of $27,429,000 was used to repay the outstanding amount of the loan granted in April 2005 by Scotiabank to partially fund the acquisition of the Chelsea Bridge ($23,429,000) and for working capital purposes. Advance A is repayable as follows: one semi-annual repayment of $1,785,500 on October 5, 2006, eleven semi-annual repayments of $2,149,100 plus a balloon of $2,003,400 on April 5, 2012. Advance A bears interest at LIBOR plus 0.85%. Advance A was drawn on July 24, 2006.

2) Advance B in an amount of $41,455,000 was used to repay the outstanding amount of the loan granted on April 5, 2005 by Scotiabank to partially fund the acquisition of the Tower Bridge ($37,455,000) and for working capital purposes. Advance B is repayable as follows: one semi-annual repayment of $1,772,500 in October 2006, nineteen semi-annual repayments of $1,983,100 plus a balloon of $2,003,600 on April 5, 2016. Advance B bears interest at LIBOR plus 0.85%. Advance B was drawn on July 24, 2006.

3) Advance C in an amount of $37,000,000 was used to partially fund the acquisition of the Hans Maersk. Advance C is repayable as follows: nineteen quarterly repayments of $1,080,000 starting on January 24, 2007, twenty quarterly repayments of $674,000 plus three balloon amounts of $1,000,000 payable upon the occurrence of certain circumstances relating to the Chelsea Bridge, Tycho Brahe and Immanuel Kant. Advance C bears interest at LIBOR plus 0.95%. Advance C was drawn down on July 13, 2006.

4) Advance D in an amount of $11,000,000 was used to partially fund the acquisition of the Immanuel Kant. Advance E is repayable in seven quarterly repayments of $875,500 starting on January 24, 2007 and ten quarterly repayments of $487,150. Advance D bears interest at LIBOR plus 0.95%. Advance D was drawn on July 24, 2006.

5) Advance E in an amount of $10,000,000 was used to partially fund the acquisition of the Tycho Brahe. Advance E is repayable in seven quarterly repayments of $825,750 starting on January 24, 2007 and ten quarterly repayments of $421,975. Advance E bears interest at LIBOR plus 0.95%. Advance E was drawn on July 24, 2006.

The loan agreement contains debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels and minimum tangible net worth. Under the agreement, monthly transfers are made to the retention accounts, which are applied in discharge of the next principal and interest payment due under the loan.

The existing swap agreements hedging the outstanding Scotia Loan remain in place. In addition, a swap agreement was entered into with Scotiabank, as a result of which the variable rate on the additional amount of $8,000,000 granted under Advances A and B, have been effectively fixed at 5.70% (exclusive of margin) for 3.7 years. Another swap agreement was also entered into with Scotiabank, as a result of which the variable rate on the Advances C, D and E have been effectively fixed at 5.69% (exclusive of margin) for the first five years. The swaps’ notional amounts and durations follow the scheduled repayments of the corresponding Advance.

On July 28, 2006, the Company paid the second 2006 quarterly dividend of $0.0625 per share, declared on June 27, 2006, which amounted to $594,259.

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

Index

Results of Operations for the quarter and the six months ended June 30, 2006.

Significant events during the quarter

After purchasing two LPG vessels in the last days of March 2006, the Company proceeded immediately in the second quarter with the purchase of three additional LPG vessels, which were delivered in July. The Company’s fleet now consists of 14 LPG vessels ranging in size from 3,500 to 78,000 cbm. In the second quarter, the Company sold its costal bulk carriers. In June, the Company moved to new independent offices in Monaco.

Revenue

The Company had revenue from charterhire and other sources amounting to $9,940,984 for the quarter and $20,048,239 for the six month period ended June 30, 2006 ($9,628,735 for the quarter and $15,867,221 for the six month period ended June 30, 2005). The increase in revenues is principally due to the purchase of vessels in March 2006 and to higher charter rates.

In the first half of 2006, the Company's on-hire performance of the vessels on time charter was 92.4% on a potential 1,813 days (for the first half of 2005, it was 99.6% on a potential of 1,441 days). The decrease in on-hire performance is due to the fact that three ships underwent dry-docking during the first six months of 2006, whereas no ships were dry-docked in the same period of 2005. Also, one vessel incurred off-hire for repairs.

Out of the Company's eleven fully-owned vessels, ten are currently fixed on time charters and one is doing voyage charters. Future minimum revenues from these non-cancellable charters are as follows:

Second half of 2006	$28,250,600
2007	$43,531,125
2008	$31,260,000
2009	$24,780,000
2010	$12,045,000
2011	$4,225,000

Costs and Expenses

Commission on charterhire was $131,694 for the quarter and $264,815 for the six months ended June 30, 2006. It was $131,887 for the quarter and $285,743 for the six months ended June 30, 2005.

Vessel operating expenses plus amortization of dry-docking costs were $5,199,640 for the quarter and $9,337,539 for the six months ended June 30, 2006. They were $3,922,463 for the quarter and $6,866,998 for the six months ended June 30, 2005. Vessel operating expenses comprise vessel running costs, voyage costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs increased from 43.3% in the first half of 2005 to 46.6% in the first half of 2006. Daily operating expenses per vessel averaged $5,851 for the first half of 2006 as compared to $3,608 for the first half of 2005 (excluding the container vessels sold in January 2005). The increase in daily vessel operating expenses and in operating expenses is principally due to the purchase of vessels of a larger size.

Index

Depreciation totalled $2,696,298 in the quarter and $4,796,064 for the first six months of 2006 ($2,363,335 for the quarter and $3,541,611 for the six months ended June 30 2005). The increase in depreciation is principally due to the purchase of vessels which was partially offset by the reduction in depreciation due to the sale of four container vessels in January 2005 and the change in depreciation estimate of the La Forge.

General and administrative expenses amounted to $673,185 for the quarter and $1,187,172 for the six months ended June 30, 2006. They were $550,664 for the quarter and $1,087,066 for the six months ended June 30, 2005. On January 4th, the Company opened an office in London: the annual rent is equal to approximately $88,800. In the second quarter, two additional employees were hired in the London office which now employs four people on a full time basis. On June 1st, the Monaco office was moved to new offices: the annual rent is equal to approximately $47,800. Increasing weakness of the United States dollar could have a negative impact on the Company’s overheads as approximately 75% of these costs are in Euros or pounds sterling.

Interest Income and Expense

Interest expense amounted to $1,301,278 for the quarter and $2,451,927 for the six months ended June 30, 2006 ($1,217,768 for the quarter and $1,572,117 for the six months ended June 30, 2005). The increase is due to the drawdown of the Scotiabank Loan in April 2005.

Interest income totalled $115,452 for the quarter and $289,014 for the six months ended June 30, 2006 ($82,937 for the quarter and $216,508 for the six months ended June 30, 2005). The increase in interest income is due to higher interest rates.

Deferred Gain

Recognized Deferred Gain totalled $1,187,572 for the quarter and $2,362,094 for the six months ended on June 30, 2006 as compared to $1,187,572 for the quarter and $2,114,139 for the six months ended June 30, 2005 and represents the portion of Deferred Gain on sale of assets recognized as income during the period.

Equity in Income of associated companies

Equity in net loss of associated companies totalled $247,741 for the quarter ended June 30, 2006 and equity in net income of associated companies totalled $44,241 for the six months ended June 30, 2006 as compared to net income of $148,872 for the quarter and $64,421 for the six months ended June 30, 2005.

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

MUNIA share of net income	$88,364	$270,849	321,038	$186,398

Waterloo share of net (loss)	(336,105)	(121,977)	(276,797)	(121,977)

Equity in income of associated companies	(247,741)	148,872	44,241	64,421

The Company’s 25.8% share of MUNIA’s net income amounted to $88,364 for the quarter and $321,038 for the six month ended June 30, 2006, as compared to $270,849 for the quarter and $186,398 for the six months ended June 30, 2005. The on-hire performance of the container vessels was 99.99% on a potential 724 days in the six month period ended June 30, 2006, as compared to 100% on a potential 644 days in the six month period ended June 30, 2005. The Company’s investment in MUNIA was $4,420,803 as of June 30, 2006 as compared to $4,279,764 as of December 31, 2005. The increase is due to the net income of MUNIA and is partially offset by dividends of $180,000 received in January 2006.

Index

The Company’s share of the net loss of Waterloo was $336,105 and $276,797 in the quarter and in the six month period ended June 30, 2006 (it was a loss of $121,977 for the quarter and for the six months ended June 30, 2005). The vessel dry-docked as scheduled in May 2006 and extensive upgrading works were performed to enable her to trade for a further five years. Reflecting the extended life of the ship, Petredec have agreed to extend the current charter period by an additional year. In the first half of 2006, the vessel’s on-hire performance was 66.0% on a potential 181 days (for the first half of 2005, it was 83.0% on a potential of 87 days). The off hire associated with the time in dry-dock has resulted in a further loss on this investment in the second quarter and because the work will continue during the third quarter will result in a further loss for this investment.

The Company and Petredec each advanced an additional amount of $500,000 in June 2006 to Waterloo and expect to make further investments in the course of the year. As a result, the Company’s investment in Waterloo was $2,429,346 at June 30, 2006 ($2,206,143 at December 31, 2005).

In order to better manage the vessel, the technical management of the vessel was transferred to Anglo Eastern, an unrelated third party in May 2006.

Subsequent events

On July 11, 2006, the Company purchased the LPG vessel Hans Maersk to be renamed Maersk Houston from the AP Moller Group for $40 million. The vessel (built 1993) is a semi-refrigerated LPG carrier of 20,700 cbm capacity. The vessel is time-chartered back to the AP Moller Group for five years. The technical management of the vessel is contracted to Wallem Shipmanagement Ltd, an unrelated technical manager. On July 24, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of $31.5 million. The vessels, Tycho Brahe to be renamed Barnes Bridge (built 1982) and Immanuel Kant renamed Kew Bridge (built 1983), are semi-refrigerated LPG carriers of 15,360 cbm capacity each. The vessels are time-chartered back to the Schulte Group for two years. The technical management of the vessels is contracted to Hanseatic, an unrelated technical manager.

On July 10, 2006, the Company entered into a $126,884,000 loan agreement with Scotiabank Europe PLC (“the New Scotia Loan”) in order to refinance the outstanding amount of the Scotia Loan of $60,884,000 granted in April 2005 to partially fund the acquisition of two LPG vessels the Tower Bridge and Chelsea Bridge, and for the balance to partially finance the acquisition of three additional LPG vessels, the Hans Maersk, Immanuel Kant and Tycho Brahe, and for working capital purposes. The borrowers are the vessel-owning subsidiaries and they have granted ship mortgages over the vessels as security. The Company has issued a guarantee in relation to the loan.

The New Scotia loan is structured in five advances as follows:

1) Advance A in an amount of $27,429,000 was used to repay the outstanding amount of the loan granted in April 2005 by Scotiabank to partially fund the acquisition of the Chelsea Bridge ($23,429,000) and for working capital purposes. Advance A is repayable as follows: one semi-annual repayment of $1,785,500 on October 5, 2006, eleven semi-annual repayments of $2,149,100 plus a balloon of $2,003,400 on April 5, 2012. Advance A bears interest at LIBOR plus 0.85%. Advance A was drawn on July 24, 2006.

2) Advance B in an amount of $41,455,000 was used to repay the outstanding amount of the loan granted on April 5, 2005 by Scotiabank to partially fund the acquisition of the Tower Bridge ($37,455,000) and for working capital purposes. Advance B is repayable as follows: one semi-annual repayment of $1,772,500 in October 2006, nineteen semi-annual repayments of $1,983,100 plus a balloon of $2,003,600 on April 5, 2016. Advance B bears interest at LIBOR plus 0.85%. Advance B was drawn on July 24, 2006.

3) Advance C in an amount of $37,000,000 was used to partially fund the acquisition of the Hans Maersk. Advance C is repayable as follows: nineteen quarterly repayments of $1,080,000 starting on January 24, 2007, twenty quarterly repayments of $674,000 plus three balloon amounts of $1,000,000 payable upon the occurrence of certain circumstances relating to the Chelsea Bridge, Tycho Brahe and Immanuel Kant. Advance C bears interest at LIBOR plus 0.95%. Advance C was drawn on July 13, 2006.

Index

4) Advance D in an amount of $11,000,000 was used to partially fund the acquisition of the Immanuel Kant. Advance E is repayable in seven quarterly repayments of $875,500 starting on January 24, 2007 and ten quarterly repayments of $487,150. Advance D bears interest at LIBOR plus 0.95%. Advance D was drawn on July 24, 2006.

5) Advance E in an amount of $10,000,000 was used to partially fund the acquisition of the Tycho Brahe. Advance E is repayable in seven quarterly repayments of $825,750 starting on January 24, 2007 and ten quarterly repayments of $421,975. Advance E bears interest at LIBOR plus 0.95%. Advance E was drawn on July 24, 2006.

The loan agreement contains debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels and minimum tangible net worth. Under the agreement, monthly transfers are made to the retention accounts, which are applied in discharge of the next principal and interest payment due under the loan.

The existing swap agreements hedging the outstanding Scotia Loan remain in place. In addition, a swap agreement was entered into with Scotiabank, as a result of which the variable rate on the additional amount of $8,000,000 granted under Advances A and B, have been effectively fixed at 5.70% (exclusive of margin) for the first five years. Another swap agreement was also entered into with Scotiabank, as a result of which the variable rate on the Advances C, D and E have been effectively fixed at 5.69% (exclusive of margin) for the first five years. The swaps’ notional amounts and durations follow the scheduled repayments of the corresponding Advance.

On July 28, 2006, the Company paid the second 2006 quarterly dividend of $0.0625 per share, declared on June 27, 2006, which amounted to $594,549.

Market Conditions

In the second quarter of 2006, the market for LPG carriers remained strong. All small LPG tankers coming to the end of their contracts have been renewed with Charterers at current market rates, all representing improvements over the previous contracts.

VLGCs experienced historic highs in July 2006 with records rate of $65 per ton using the benchmark AG/Japan as the lead indicator. All VLGCs traded in LPG and none were reported to be in associated products such as naphtha or jet fuel. The current order book of 49 VLGC new buildings, which are scheduled to delivery between now and 2010, still appear to be less than the need to replace vessels exceeding 30 years of age or to meet new production projects underway in Qatar, Nigeria or Yemen. The tightness of available tonnage is expected to continue through the winter, when most commentators expect record rates. The Company’s VLGC tankers (including Galileo 50% owned) are continuing on charter at rates which were previously agreed at the time of acquisition of the vessel.

In July, three LPG vessels were acquired with contracts of employment which represent attractive rates of return on investments.

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

Index

LPG market	2004	2005	June 2006
Voyage rates ($/mt) Arabian Gulf/Japan	$36.15	$40.51	$59.20
12-month time charter ($/day)
78,000 m3 average daily charter rate	$27,822	$33,538	$39,289
15,000 m3 average daily charter rate	$17,704	$21,440	$21,436
3,500 m3 average daily charter rate	$6,247	$7,566	$7,938
Sources:	© Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles;
© Inge Steensland AS; © SSY Gas Ltd.

In the first six months of 2006, the market for containerships was stable. The four container vessels, which are 25.8% owned by the Company, are fixed on long term charters with AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, respectively, at rates which remain well below current market levels.

Market value of the fleet

On the basis of appraisals received in July 2006 from one leading independent shipbroker, the market value of the Company’s fully owned fleet was approximately $185 million compared to book values of $128,239,882 on June 30, 2006. On this basis, the excess of market value over book value was approximately $56.8 million or $5.97 per share. The Company’s shareholders’ equity was equal to $47,737,980 as of June 30, 2006, not including the deferred gain on sale of vessels of $10,837,807. In January 2006, the excess of appraised value over book value was approximately $52.7 million or $5.45 per share; in July 2005, it was approximately $43 million, or $4.80 per share.

Following the purchase of three vessels in July 2006, the market value of the Company’s fully owned fleet is approximately $257 million, on the basis of the above valuations and of the purchase prices.

The vessel owned by Waterloo Shipping was valued in July 2006 by one leading independent broker at $22 million as against a book value of $13,274,202 as of June 30, 2006.

Values of the Company’s ships are subject to market fluctuations, cyclical nature of the shipping industry, competition, general economic conditions and other risk factors.

Liquidity and Sources of Capital

Liquidity

The Company had $7,617,313 in cash at June 30, 2006 (December 31, 2005 - $12,292,015). In addition, on June 30, 2006, deposits totaling $1,884,344 (December 31, 2005 - $1,759,237) were pledged to guarantee the Company’s performance under the Scotia loan agreement. It should be noted that $1,094,214 were deposited in vessel operating accounts which are directly operated by the vessel technical managers ($557,680 at December 31, 2005). The Company’s loan agreements contain debt covenants related to minimum liquid assets of $5,000,000.

The ratio of current assets to current liabilities decreased from 0.94 at December 31, 2005 to 0.58 at June 30, 2006. The decrease is due to a combination of factors: the large increase in accounts payable and accruals related to the dry-docks (see below) and the increase in short term debt portion of the New Scotia Loan and New Fortis Loan related to the purchase of five vessels between March and July 2006. The five vessels were purchased with one to five year charters attached, there is no vessel purchase planned in the near term, no planned dry-dock of vessel until 2008 and the Company is actively considering the sale of part or all of its small LPG fleet. These factors should improve the Company liquidity over the next few months.

Index

Accounts payable increased from $747,692 at December 31, 2005 to $2,097,335 at June 30, 2006. Typically, dry-dock yards grant credit terms for the payment of their invoice, where the last instalment may extend as far as 4 to 6 months. Most of the increase in account payables relates to dry-dock yard invoices with term of payments beyond June 30, 2006.

Accrued expenses increased from $2,466,845 at December 31, 2005 to $6,883,832 at June 30, 2006. Approximately $3,589,426 relates to dry-docks costs, which were not yet due for payment as of June 30, 2006. The remaining amount principally relates to accruals of the recently acquired vessels.

Prepaid expenses and other current assets increased from $1,950,940 at the end of December 2005 to $4,225,713 at the end of June 2006: $1,364,474 is due to the increase in comprehensive income items, $344,299 to the payment of advances to suppliers related to the dry-docks, $620,000 was a receivable from the buyer of one of the coastal bulk carriers, which was repaid in July and the balance was a reduction in prepaid expenses and other current assets.

Operating activities

The Company generated cash flows from operations of $7,685,378 in the six months ended June 30, 2006 in comparison to $7,074,156 in the six months ended June 30, 2005. The cash flow generated by operations was heavily impacted by dry-dock costs of $5,000,511 in the first 6 months of 2006 compared to $140,972 in the same period of 2005.

One small LPG vessel and two very large gas carriers (“VLGCs”) underwent scheduled dry-docking in the second quarter of 2006. The total cost of the three dry-docks in the second quarter is approximately $5 million. Dry-dock costs are deferred and amortized over five years to the next intermediate or special survey and therefore do not materially affect earnings in the quarter when the dry-dock is performed. However, unlike some shipping companies, the Company does not include the off-hire time incurred to perform the work in the cost of the dry-docks and, in this case, it involved approximately 98 days of off-hire in the second quarter and will continue in the third quarter. In addition, the Company incurred 30 days of off-hire necessary to perform repairs on another VLGC. Because of this, the revenues of the Company and therefore its income were impacted in the second quarter of 2006 by the reduction in trading days, in spite of the positive addition of the two vessels acquired at the end of March 2006.

The scheduled dry-docks have proven to be more expensive than initially estimated. However, the investment in the ship upgrading and life extension is considered by management to be a positive investment considering the current dynamic market environment and as it will strengthen the quality of operations the Company wishes to offer its customers.

The third and fourth quarters of 2006 are expected to resume positive growth trend of income, thanks to the two vessels acquired at the end of March and the three vessels acquired in July and as the three vessels renewed in July have seen their rates increase to reflect market improvements. These positive factors will be somewhat impacted by the fact that there will be still be dry-dock off-hire for one fully owned vessel and for the vessel owned 50% by the Company.

Investing activities

In the first six months of 2006, the Company purchased two LPG carriers for a total cost of $11 million (see Item 1. Condensed Consolidated Financial Statements - Note 2: Purchase of vessels). The acquisition was funded with the Company’s current cash holdings and subsequently refinanced in April for $8 million (see Item 1. Condensed Consolidated Financial Statements - Note 10: Subsequent Events). In June 2006, the Company made a $4 million down payment on the purchase of a vessel.

Index

Financing activities

In the first six months of 2006, the Company repaid net borrowings of $6,058,000 and borrowed $8,000,000 to fund the acquisition of two vessels. As a result, the Company's long term debt (including the current portion) increased from $89,442,000 as of December 31, 2005 to $91,384,000 as of June 30, 2006.

Dividends

The last installment of the 2005 dividend ($0.0625 per share) amounting to $557,104 was paid on January 27, 2006. The first installment of the 2006 dividend ($0.0625 per share) amounting to $594,278 was paid on April 28, 2006.

Contractual obligations

As of August 14, 2006, after incurrence of the New Scotia Loan (see Subsequent Events), the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 28,805,556	$ 6,777,776	$ 13,555,552	$ 8,472,228	$ -
New Scotia loan due 2016	126,884,000	16,033,950	35,610,300	30,623,550	44,616,200
Total	$ 155,689,556	$ 22,811,726	$ 49,165,852	$ 39,095,778	$ 44,616,200

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

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros and the captain 80,000 euros by the French court, a judgment which they intend to appeal. All the expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

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

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of June 30, 2006.

Index

Contingencies

The Company had no contingencies as of June 30, 2006 other than as discussed in the Guarantees section above.

Future cash requirements

Management believes that the net cash generated by operating activities and sale of vessels will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2006.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2006, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2005.

_________________________

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

Impact of Interest Rate fluctuations

As of June 30, 2006, the Company had $83,384,000 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of June 30, 2006	Notional amount	Fair value	Interest rate	Expiration
First swap / Fortis loan	$ 22,500,000	$ 685,630	3.075%	October 2007
Second swap / Scotia loan	37,455,000	1,035,715	4.580%	April 2010
Third swap / Scotia loan	23,429,000	590,321	4.545%	April 2010
Total	$ 83,384,000	$2,311,666

As a result, as of June 30, 2006, the Company had $8 million of variable interest debt whose interest rates have not been fixed. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $70,234.

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

Increasing weakness of the United States dollar could have a negative impact on the Company’s general and administrative expenses ($1,187,172 for the six month period ended June 30, 2006), as approximately 75% of these costs are in Euros or English pounds.

______________________________

Index

ITEM 4:	Controls and procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2006, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s Chief Executive Officer and Chief Financial Officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

______________________________

Index

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk factors

No change

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 3 (i)	Articles of Incorporation

b)	Exhibit 10.1	Loan and Guarantee Agreement with Scotia Bank dated July 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated July 20, 2006).

c)	Exhibit 10.2	Agreement for the purchase of Hans Maersk dated June 14, 2006

d)	Exhibit 10.3	Agreement for the purchase of Immanuel Kant dated June 21, 2006

e)	Exhibit 10.4	Agreement for the purchase of Tycho Brahe dated June 21, 2006.

f)	Exhibit 31.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

g)	Exhibit 31.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

h)	Exhibit 32	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

i) Reports on Form 8-K filed after June 30, 2006

Form 8-K filed on July 7, 2006
Form 8-K filed on July 20, 2006
Form 8-K filed on August 9, 2006

Index

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : August 14, 2006	/S/ ANTONY CRAWFORD
Antony Crawford

Chief Executive Officer
(Principal Executive Officer)

Date : August 14, 2006	/S/ DOMINIQUE SERGENT
Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)