Form 10-Q
period 2006-09-30
MC SHIPPING INC
filed 2006-11-14
CIK 847831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended September 30, 2006	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization	(IRS Employer Identification N°)

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
࿶ yes  ☒ no

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Shares outstanding at November 14, 2006

Common stock, par value $.01	9,508,141

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 :	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and September 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Income for the nine months ended September 30, 2006 and September 30, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and procedures	27

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		30

Index

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

CURRENT ASSETS
Cash	$5,366,516	$12,292,015
Restricted cash	5,214,411	1,759,237
Hire receivables	53,377	13,583
Recoverable from insurers	635,726	68,807
Inventories	1,334,950	406,643
Receivables from affiliates	843,513	202,208
Prepaid expenses and other current assets	1,713,356	1,950,940

TOTAL CURRENT ASSETS	15,161,849	16,693,433

VESSELS, AT COST	236,060,492	155,406,193
Less accumulated depreciation	(40,693,490)	(33,414,622)
	195,367,002	121,991,571

OTHER ASSETS
Investments in associated companies	7,005,529	6,485,906
Furniture & Equipment (net of accumulated depreciation of $14,642 at September 30, 2006 and $13,596 at December 31, 2005)	211,601	3,139
Dry-docking costs (net of accumulated amortization of $2,907,399 at September 30, 2006 and $1,772,673 at December 31, 2005)	8,136,005	3,139,184
Debt issuance costs (net of accumulated amortization of $82,298 at September 30, 2006 and $68,511 at December 31, 2005)	442,517	429,290
Other assets	13,920	-

TOTAL ASSETS	$226,338,423	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(UNAUDITED)

CURRENT LIABILITIES
Accounts payable	$5,042,410	$747,692
Hire received in advance	2,825,746	801,043
Accrued expenses	3,667,293	2,466,845
Accrued interest	2,744,073	1,061,128
Dividend payable	-	557,104
Current portion of long term debt	22,811,726	12,116,000

TOTAL CURRENT LIABILITIES	37,091,248	17,749,812

LONG TERM DEBT
Secured Loans, net of current portion	132,877,830	77,326,000

DEFERRED GAIN ON SALE OF VESSELS	9,637,185	13,199,901

TOTAL LIABILITIES	179,606,263	108,275,713

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorized9,508,141 shares issued and outstanding at September 30, 2006 (8,913,658 at December 31, 2005)	95,081	89,137
Additional paid-in capital	49,523,189	49,411,285
Accumulated deficit	(2,988,170)	(10,024,072)
Accumulated other comprehensive income	102,060	990,460
	46,732,160	40,466,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,338,423	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 2006 and September 30, 2005
(UNAUDITED)

	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005

CHARTERHIRE AND OTHER INCOME	$14,054,515	$9,796,898

COSTS AND EXPENSES
Commission on charterhire	(100,008)	(121,415)
Vessel operating expenses	(5,275,131)	(3,659,226)
Costs related to change of managers	(687,530)	-
Amortization of dry-docking costs	(523,701)	(176,564)
Depreciation	(3,996,770)	(2,472,916)
General and administrative expenses	(611,120)	(469,745)

INCOME FROM VESSEL OPERATIONS	2,860,255	2,897,032

Recognized deferred gain on sale of vessels	1,200,622	1,189,597
Net gain on sale of vessels	749	-
Equity in (losses) of associated companies	(514,618)	(21,478)

OPERATING INCOME	3,547,008	4,065,151

OTHER INCOME/(EXPENSES)
Interest Expense	(2,126,106)	(1,255,384)
Interest Income	100,446	111,852
Loss on debt extinguishment	(220,210)	-

NET INCOME	$1,301,138	$2,921,619

EARNINGS PER SHARE
Basic earnings per share	$0.14	$0.31
Diluted earnings per share	$0.14	$0.31

Weighted average number of Shares outstanding	9,508,141	9,366,687
Diluted weighted average number of Shares outstanding	9,555,141	9,553,085

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30, 2006 and September 30, 2005
(UNAUDITED)

	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005

CHARTERHIRE AND OTHER INCOME	$34,102,754	$25,664,119

COSTS AND EXPENSES
Commission on charterhire	(364,823)	(407,158)
Vessel operating expenses	(13,895,532)	(10,139,339)
Costs related to change of managers	(687,530)	-
Amortization of dry-docking costs	(1,240,839)	(563,449)
Depreciation	(8,792,834)	(6,014,527)
General and administrative expenses	(1,798,292)	(1,556,811)

INCOME FROM VESSEL OPERATIONS	7,322,904	6,982,835

Recognized deferred gain on sale of vessels	3,562,716	3,303,736
Net gain on sale of vessels	1,029,442	-
Equity in (losses) / income of associated companies	(470,377)	42,943

OPERATING INCOME	11,444,685	10,329,514

OTHER INCOME/(EXPENSES)
Interest Expense	(4,578,033)	(2,827,501)
Interest Income	389,460	328,360
Loss on debt extinguishment	(220,210)	-

NET INCOME	$7,035,902	$7,830,373

EARNINGS PER SHARE
Basic earnings per share	$0.74	$0.84
Diluted earnings per share	$0.74	$0.83

Weighted average number of Shares outstanding	9,460,433	9,277,827
Diluted weighted average number of Shares outstanding	9,554,945	9,439,249

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and September 30, 2005
(UNAUDITED)

	SEPTEMBER 30,	SEPTEMBER 30,
	2006	2005

OPERATING ACTIVITIES:
NET INCOME	$7,035,903	$7,830,373
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	8,792,834	6,014,527
Recognized deferred gain on sale of vessels	(3,562,716)	(3,314,761)
Amortization of dry-docking costs	1,240,839	563,449
Amortization of issuance costs	13,787	40,832
Equity in losses / (income) of associated companies	470,377	(42,943)
Shares based compensation to directors	20,000	17,333
Net Gain on disposal of vessels	(1,029,442)	-
Stock based employee compensation	-	74,932
Changes in Operating Assets and Liabilities:
Hire receivables	(39,794)	4,835
Recoverable from insurers	(566,919)	7,691
Inventories	(928,308)	639,722
Receivables from /payable to affiliates	(641,305)	(320,640)
Prepaid expenses and other current assets	(650,816)	(471,879)
Dry-docking costs capitalised	(6,431,513)	(514,250)
Accounts payable	4,294,718	357,984
Hire received in advance	2,024,703	1,077,467
Accrued expenses	1,200,448	(355,561)
Accrued interest	1,682,945	1,725,647
Dividend payable	(557,104)	-

NET CASH PROVIDED FROM OPERATING ACTIVITIES	12,368,636	13,334,758

INVESTING ACTIVITIES:
Purchase of furniture and office equipment	(222,802)	(3,631)
Proceeds from disposals of vessels	1,224,341	29,802,138
Investments in associated companies, net	(990,000)	(6,371,924)
Purchases of vessels	(82,154,972)	(83,220,649)
Other assets	(13,920)	-
(Increase) / decrease in restricted cash	(3,455,174)	801,161

NET CASH USED BY INVESTING ACTIVITIES	(85,612,526)	(58,992,905)

FINANCING ACTIVITIES:
Repayments of long-term debt	(7,752,444)	(18,750,000)
Drawdown of term loan	74,000,000	68,000,000
Proceeds from issuance of common stock	1,286,365	262,695
Payment of debt issuance costs	(27,014)	(263,641)
Dividend paid	(1,188,517)	(1,105,667)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	66,318,390	48,143,387

(DECREASE) / INCREASE IN CASH	(6,925,499)	2,485,240
CASH AT BEGINNING OF PERIOD	12,292,015	11,629,896

CASH AT END OF PERIOD	5,366,516	14,115,136

Interest paid during the period	$2,747,167	$1,053,744

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates a fleet consisting of nineteen ships, of which fourteen are wholly owned LPG carriers. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships and a 50% interest in another entity that owns and operates an LPG carrier.

REVENUE RECOGNITION: The Company employs its vessels on time charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. Time charter revenue is recognized on an accrual basis and is recorded over the term of the charter as service is provided. Vessels on time charter may experience off-hire time for the following reasons: dry-docking and planned repair time, technical reasons, underperformance of the vessel or positioning. Off-hire is deducted from the hire.

In the case of voyage charters, the vessel is contracted only for a voyage between two or several ports: the Company is paid for the cargo transported and pays all voyage costs, such as bunker and port expenses in addition to the operating expenses. Voyage charter revenue and related expenses are recorded based on the percentage of service completed at the balance sheet date, gross of voyage expenses.

COMPREHENSIVE INCOME: Comprehensive income consists of foreign currency translation adjustments and unrealised gains or losses on cash flow hedges.

Index

	Three months Ended September 30, 2006	Three months Ended September 30, 2005	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005

Other comprehensive (loss) / income	$(2,253,147)	$951,343	$(888,400)	$(59,613)

Net Income	1,301,138	2,921,619	7,035,902	7,830,373

Comprehensive (loss) / Income	$(952,009)	$3,872,962	$6,147,502	$7,770,760

DEBT ISSUANCE COSTS: Debt issuance costs are being amortised, using the interest method, over the terms of the long-term credit facilities. Amortization of debt issuance costs, included in interest expense, amounted to $8,577 and $17,029 in the quarter and in the nine months ended September 30, 2006 ($17,356 and $45,321 in the quarter and in the nine months ended September 30, 2005), respectively. In the quarter ended March 31, 2005, an amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $15 million prepaid under the Fortis Loan was written off and recorded as a reduction of the deferred gain on sale of vessels. In the quarter ended September 30, 2006, an amount of $220,210 representing the unamortized balance of the debt issuance costs incurred in 2005 in connection with the $68 million Scotia Loan was written off and recorded as a loss on debt extinguishment.

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

	3 months ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005

Numerator:
Net income available for common stockholders	$1,301,138	$2,921,619	$7,035,902	$7,830,373

Denominator:
Weighted average number of common shares	9,508,141	9,366,687	9,460,433	9,277,827
Dilutive effect of employee stock options	47,000	186,398	94,512	161,422
Diluted average number of common shares	9,555,141	9,553,085	9,554,945	9,439,249

Earnings per common share:
- Basic earnings per share	$0.14	$0.31	$0.74	$0.84
- Diluted earnings per share	$0.14	$0.31	$0.74	$0.83

RECLASSIFICATIONS: Certain reclassifications have been made to the accompanying condensed consolidated financial statements in prior periods to conform to the current period presentation.

Index

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

In June 2006, the Company sold two coastal bulk carriers to an unrelated third party for a total price of $1,270,000. The sale generated a net gain of $1,029,442.

On July 13, 2006, the Company purchased the LPG vessel Hans Maersk, renamed Maersk Houston, from the A.P.Moller-Maersk Group for $40 million. The vessel (built 1993) is a semi-refrigerated LPG carrier of 20,700 cbm capacity. The vessel is time-chartered back to the A.P.Moller-Maersk Group for five years. The technical management of the vessel is contracted to Wallem Shipmanagement Ltd, an unrelated technical manager.

On July 24, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a net cost of $31.1 million. As the vessels were to be delivered on July 1st , the purchase price was reduced by $613,455 as compensation for the late delivery. This amount has been recorded as a reduction of the purchase price of the vessel. The vessels, Tycho Brahe renamed Barnes Bridge (built 1982) and Immanuel Kant renamed Kew Bridge (built 1983), are semi-refrigerated LPG carriers of 15,360 cbm capacity each. The vessels are time-chartered back to the Schulte Group for two years. The technical management of the vessels is contracted to Hanseatic, an unrelated technical manager. Hanseatic is a company affiliated with the Schulte Group.

NOTE 4.  INVESTMENT IN ASSOCIATED COMPANIES

In January 2005, the Company invested $4 million in Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL. MUNIA simultaneously purchased four container vessels from MC Shipping and chartered them to A.P.Moller-Maersk until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The Company participates for 25.8% in the equity and in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. In the quarter and in the nine month period ended September 30, 2006, the 25.8% share of net income of MUNIA included in the Company's condensed financial statements was $92,463 and $413,501 (in 2005, $61,151 and $247,549), respectively. MUNIA is expected to pay dividends on a semi-annual basis. In 2006, the Company received two dividend installments of $180,000 each, in January and July 2006. The Company’s investment in MUNIA was $4,333,265 at September 30, 2006; it was $4,279,764 at December 31, 2005.

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until the end of their respective charters, February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel or earlier in case of sale or total loss of a vessel (“MUNIA guarantee”). As a result, any off hire and the excess or surplus of operating expenses (including dry-dock costs, if any) up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in charterhire and other income. During the quarter ended September 30, 2006, $200,000 was paid to Munia under the operating expenses guarantee for the dry-dock expenses of the Maersk Belawan and recorded as a charge against the guarantee fee received. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time.

Index

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros ($912,096 equivalent at current exchange rate) and the captain 80,000 euros ($101,344 equivalent at current exchange rate) by a French court, a judgment which they intend to appeal. All expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

In March 2005, the Company entered into a 50/50 joint venture agreement with Petredec Limited (“Petredec”), a leading LPG trading and shipping company, pursuant to which each joint venture partner acquired fifty percent of the issued share capital of Waterloo Shipping Limited (“Waterloo”). The joint venture acquired the 1983-built, 59,725cbm LPG carrier Galileo and chartered it to Petredec for a period of four years. Initially, the Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danish Ship Finance A/S. The bank loan bears interest at LIBOR plus 1.05% and was repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. The Company accounts for its investment in Waterloo using the equity method of accounting.

The Galileo dry-docked in the second and third quarters of 2006 and extensive upgrading was performed to enable the vessel to operate for an additional five years. Reflecting the extended life of the ship, the charter with Petredec was extended by an additional year to April 2010. In order to fund the cost of the dry-dock in 2006, the Company and Petredec each advanced an additional amount of $1,350,000 and expect to make further advances to Waterloo in the fourth quarter. In addition, Waterloo borrowed, in September, an additional amount of $2 million under the Danish Ship Finance loan. As of September 30, 2006, the amount outstanding under the loan was $10,149,220 and repayable in 15 quarterly repayments of $610,156 (first), $735,156 (next twelve), $342,192 (fourteenth) and $375,000 (fifteenth).

The Company’s 50% share of the net loss of Waterloo was $607,081 and $883,878 in the quarter and in the nine month periods ended September 30, 2006 (it was a net loss of $82,629 for the quarter and $204,629 for the nine months ended September 30, 2005 respectively). The Company’s investment in Waterloo was $2,672,264 at September 30, 2006 ($2,206,143 at December 31, 2005). The Galileo was valued in July 2006 by one leading independent broker at $22 million as against Waterloo’s current book value of $18.1 million as of September 30, 2006.

In order to better manage the vessel, following the discovery of technical issues on the ship and the extensive investment needed to bring the ship to standard, the technical management of the vessel was transferred to Anglo Eastern, an unrelated technical manager, in May 2006.

NOTE 5.  RELATED COMPANY TRANSACTIONS

Effective August 1, 2006, V.Ships ceased to be an affiliate of the Company following the change of shareholding described below. Therefore, the related company disclosure with respect to V.Ships only covers the period from January 1, 2006 through August, 1 2006.

On August 1, 2006, V.Investments Limited and Greysea Limited (an affiliate of V.Ships) sold their remaining interest in MC Shipping, 265,937 shares, for an aggregate price of $2,872,119 ($10.80 per share) to Weco-Rederi A/S. Following the transaction, Weco-Rederi’s ownership in the Company’s shares increased from 6.1% to 8.9%.

The Company, via its wholly owned subsidiaries, enters into Management Agreements for the technical operation of its vessels. Management Agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by the technical manager for the operation of the Company's vessels and the technical manager is paid a fixed management fee. During the third quarter 2006, the technical management of nine vessels managed by V.Ships was transferred to three non-related technical managers on competitive terms. As of September 30, 2006, all the Company’s wholly owned vessels were technically managed by Wallem, Anglo Eastern or Hanseatic. The four container vessels owned by MUNIA, in which the Company owns 25.8%, are still managed by V.Ships.

Index

In 2006, the management fees paid to V.Ships were fixed at the rate of $8,500 per vessel/per month. In the period ended August 1, 2006, $535,500 was paid by the Company to V.Ships for services provided to the Company pursuant to the Management Agreements (in the first nine months of 2005 - $760,010).

From time to time, the Company employs the services of an affiliate of V.Ships for legal work related to the acquisition or disposal of vessels; legal fees are determined in light of current industry practice. In the period ended August 1, 2006, legal fees of $14,030 were paid by the Company to an affiliate of V.Ships (in the first nine months of 2005 - $37,598).

The Company leased office space from an affiliate of V.Ships until May 31, 2006. In the period ended August 1, 2006, the rental cost paid to the affiliate of V.Ships was approximately $39,935 (in the first nine months of 2005 - $67,630).

In the period ended August 1, 2006, the Company paid approximately $14,000 for accounting services to an affiliate of V.Ships (in the first nine months of 2005 - $21,250). These accounting services were discontinued as of July 1, 2006.

In addition, on a case by case basis, as technical manager of the Company’s fleet, V.Ships may have used, on behalf of the Company, the services of other service providers for crew and staff travelling, port agency services, manning, safety and training services, and miscellaneous services. Some of the service providers may have been affiliates of V.Ships.

At September 30, 2006, the Company had receivables from affiliates of $843,513 ($202,208 at December 31, 2005). Receivable from affiliates include mostly advances made to the vessels for the payment of invoices related to dry-dock expenses, which were not yet recorded by the ship managers. The amount at December 31, 2005 included $180,789 receivable from MUNIA for the payment of the lube oil remaining on board at the time of sale of the container vessels and $50,981 payable to V.Ships affiliates.

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

NOTE 6.  PROVISION FOR IMPAIRMENT LOSS

At September 30, 2006, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with SFAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable.

Index

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

NOTE 7.  SHAREHOLDERS' EQUITY

The net income of $7,035,902 for the nine months ended September 30, 2006 has been recorded as a reduction in the accumulated deficit.

The summary of changes in shareholders' equity during the nine months ended September 30, 2006 was as follows:

Index

	Common Stock At par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders Equity

December 31, 2005	$89,137	$49,411,285	$(10,024,072)	$990,460	$40,466,810

Net income			7,035,902		7,035,902

Foreign currency translation adjustment				6,439	6,439

Unrealized losses on cash flow hedges				(894,839)	(894,839)

Issuance of stock to Directors	20	19,980			20,000

Dividends declared		(1,188,517)			(1,188,517)

Issuance of Stock dividend	4,530	(4,530)			-

Issuance of stock under stock option plan	1,394	1,284,971			1,286,365
September 30, 2006	$95,081	$49,523,189	$(2,988,170)	$102,060	$46,732,160

As of September 30, 2006, there were 9,508,141 shares issued and outstanding.

In March 2006, the Company’s Board of Directors announced its intention to pay a dividend of $0.25 per share to be paid in four equal quarterly installments commencing in April 2006 and a stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. The first dividend instalment of $0.0625 and the stock dividend were declared on March 13, 2006 and distributed on April 28, 2006. The second dividend instalment of $0.0625 was declared on June 26, 2006 and distributed on July 28, 2006. The cash dividends of $1,188,517 were recorded as a reduction of Additional Paid-In Capital and 453,029 shares were distributed as stock dividend.

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

In the first nine months of 2006, 139,398 stock options were exercised at a price of $9.228, representing proceeds of $1,286,365 for the Company.

NOTE 8.  LONG TERM DEBT

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt (the “Fortis Loan”). The facility bore interest at LIBOR plus 1.25% and was repayable over six years in equal quarterly installments. Concurrently, the Company entered into an interest rate swap agreement as a result of which the variable rate, exclusive of margin, was effectively fixed at 3.075 % until October 2007. In January 2005, the Company prepaid $15 million under the Fortis Loan and cash balances of $5 million held as collateral by the bank were released. In April 2006, the amount outstanding under the Fortis Loan of $23,750,000 was refinanced (see below).

Index

In April 2005, the Company entered into a $68,000,000 loan agreement with Scotiabank in order to partially fund the acquisition of two vessels, the Tower Bridge and Chelsea Bridge, (the “Scotia Loan”). The loan consisted of two advances and bore interest at LIBOR plus 0.85%. The first advance of $41 million was repayable over eleven years in twenty two equal semi-annual installments of $1,772,500 plus a balloon payment of $2,005,000 in April 2016. The second advance of $27 million was repayable over seven years in fourteen equal semi-annual installments of $1,785,500 plus a balloon payment of $2,003,000 in April 2012. Swap agreements were concurrently entered into as a result of which the variable rates, exclusive of margin, have been effectively fixed until October 2010 at 4.58 % and 4.545%, respectively for the first and second advance. In July 2006, the amount outstanding under the Scotia Loan of $60,884,000 was refinanced (see below).

On April 24, 2006, the Company entered into a $31,750,000 loan agreement with Fortis Bank (“New Fortis Loan”) in order to refinance the outstanding amount of the Fortis Loan of $23,750,000 and for the balance to partially refinance the acquisition of the Blackfriars Bridge and London Bridge (see Note 3: Purchase of Vessels). The borrowers are the vessel-owning subsidiaries of Auteuil, Deauville, Cheltenham, Malvern, Coniston, Longchamp, Blackfriars Bridge and London Bridge. The New Fortis Loan bears interest at LIBOR plus 1.25% and is repayable in equal quarterly installments until October 2010. The existing swap agreement hedging the Fortis Loan remained in place. As of September 30, 2006, the amount outstanding under the New Fortis Loan was $28,805,556.

On July 10, 2006, the Company entered into a $126,884,000 loan agreement with Scotiabank Europe PLC (“the New Scotia Loan”) in order to refinance the outstanding amount of the Scotia Loan of $60,884,000 granted in April 2005, to partially fund the acquisition of two vessels and for the balance to partially finance the acquisition of three additional vessels, the Maersk Houston, Kew Bridge and Barnes Bridge, and for working capital purposes. As of September 30, 2006, the amount outstanding under the New Scotia Loan was $126,884,000. The loan is structured in five advances as follows:

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

3) Advance C in an amount of $37,000,000 was used to partially fund the acquisition of the Maersk Houston. Advance C is repayable as follows: nineteen quarterly repayments of $1,080,000 starting on January 24, 2007, twenty quarterly repayments of $674,000 plus three balloon amounts of $1,000,000 payable upon the occurrence of certain circumstances relating to the Chelsea Bridge, Tycho Brahe and Immanuel Kant. Advance C bears interest at LIBOR plus 0.95%. Advance C was drawn down on July 13, 2006.

4) Advance D in an amount of $11,000,000 was used to partially fund the acquisition of the Kew Bridge. Advance D is repayable in seven quarterly repayments of $875,500 starting on January 24, 2007 and ten quarterly repayments of $487,150. Advance D bears interest at LIBOR plus 0.95%. Advance D was drawn on July 24, 2006.

5) Advance E in an amount of $10,000,000 was used to partially fund the acquisition of the Barnes Bridge. Advance E is repayable in seven quarterly repayments of $825,750 starting on January 24, 2007 and ten quarterly repayments of $421,975. Advance E bears interest at LIBOR plus 0.95%. Advance E was drawn on July 24, 2006.

Index

The existing swap agreements hedging the Scotia Loan remained in place. In addition, a swap agreement was entered into with Scotiabank, as a result of which the variable rate on the additional amount of $8,000,000 granted under Advances A and B, has been effectively fixed at 5.70% (exclusive of margin) for 3.7 years. Another swap agreement was also entered into with Scotiabank, as a result of which the variable rate on the Advances C, D and E has been effectively fixed at 5.69% (exclusive of margin) for the first five years. Each of the swaps’ notional amounts and durations match the scheduled repayments of the corresponding advances.

The Company has issued guarantees in relation to the loans and the borrowers have granted ship mortgages over the vessels as security. The Laforge is the only Company vessel that is currently free of debt. The loan agreements contain debt covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth. As of September 30, 2006, tangible net worth exceeded the minimum requirement by $4,252,529. Under the Scotiabank agreement, monthly transfers are made to retention accounts, which are applied in discharge of the next principal and interest payment due under the loan. The Company has complied with all applicable debt covenants, or received the appropriate waivers from lenders, for all periods presented.

As of September 30, 2006, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 28,805,556	$ 6,777,776	$ 13,555,552	$ 8,472,228	$ -
New Scotia loan due 2016	126,884,000	16,033,950	35,610,300	30,623,550	44,616,200
Total	$ 155,689,556	$ 22,811,726	$ 49,165,852	$ 39,095,778	$ 44,616,200

NOTE 9: STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. Under the terms of this plan, the option holder has the right to purchase one share per option. This right expires in September 2011. Through September 2006, 139,398 stock options were exercised at a price of $9.228 representing proceeds of $1,286,365 for the Company. As of September 30, 2006, 47,000 options were outstanding; they have an exercise price of $9.228 per share and are fully vested. There are no more options to be granted under the plan.

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

Prior to January 1, 2006 the Company accounted for its awards under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company had adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" for stock based grants issued to its employees.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for prior periods.

Index

	3 months ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005

Net income, as reported	$1,301,138	$2,921,619	$7,035,902	$7,830,373

Add: Stock-based employee compensation expense included in reported net income	-	74,932	-	74,932

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	-	(642,875)	-	(657,844)

Proforma net income	$1,301,138	$2,353,676	$7,035,902	$7,247,461

Earnings per share:
Basic - as reported	$0.14	$0.31	$0.74	$0.84
Basic - pro forma	$0.14	$0.25	$0.74	$0.78

Diluted - as reported	$0.14	$0.31	$0.75	$0.83
Diluted - pro forma	$0.14	$0.25	$0.74	$0.77

On March 24, 2006, the Company filed a registration statement on Form S-8 to register the re-offer and resale of up to 357,996 shares of common stock of the Company, which have been issued or will be issued under the Company Stock Option Plan to the Company’s employees. There have been no comments from the Security and Exchange Commission.

NOTE 10: COSTS RELATED TO CHANGE OF MANAGERS

During the third quarter, the Company changed the technical managers of nine vessels previously managed by V.Ships. The Company’s fully owned fleet is now technically managed by Anglo Eastern, Hanseatic or Wallem. The change of manager resulted in non-recurring costs estimated at this time to be approximately $687,530, which have been included in operating expenses of the three months ended September 30, 2006. The Company has not changed technical managers in eighteen years and management believes that moving to a competitive arms-length pool of service providers ensures best practices for the Company.

The change of manager resulted in a heavy concentration of expenses in the third quarter, including three months’ cancellation management fees due to the previous manager, crew repatriation expenses, new crew travelling on-board, hiring and training costs, superintendent fees to supervise the manager change, upgrading to new managers’ standards, etc… The fact that it was not possible to spread the changes over time resulted in the incurrence of extra costs and a concentration of costs in a short period of time. These costs can be estimated at this time to be approximately $687,530.

The detail of these costs is given below:

Cancellation fees	$229,500
Manning expenses	144,249
Repairs and maintenance	185,434
Stores	93,747
Spares	7,930
Superintendent fees	2,530
Lub oil	2,177
Others	21,963
Total	$687,530

Index

NOTE 11:  SUBSEQUENT EVENTS

On November 3, 2006, the Company paid the third 2006 quarterly dividend of $0.0625 per share, declared on October 2, 2006, which amounted to $594,259.

On November 6, 2006, the Board declared the fourth 2006 quarterly dividend of $0.0625 per share to be paid on February 2, 2007.

The board of the Company approved the sale of six small LPG carriers to a special purpose German KG company to be formed by the German finance house MPC Steamship for a total sale price of $52 million. Five vessels will be delivered before year end and the sixth vessel in 2007. The Company will charter back the vessels for a period of four years and reinvest $5.75 million in the KG company for 25% of the equity, thereby remaining committed to the ships and its customers. The vessels’ technical management will remain with Hanseatic. The total book value of the vessels to be sold was $32.8 million as of September 30, 2006. Upon the sale of the vessels, the Company will prepay the corresponding portion of the New Fortis Loan, in total such amount was $22,231,112 as of November 14, 2006. After repayment of the debt and reinvestment in the KG company, the net proceeds of the transaction will be approximately equal to $24 million. The transaction is still subject to completion of the legal documentation.

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

Results of Operations for the quarter and the nine months ended September 30, 2006.

Significant events during the quarter

The Company purchased three vessels in July 2006 (see Note 3. Purchase and sale of vessels) bringing its wholly owned fleet to fourteen LPG vessels.

For the first time in eighteen years, the Company has changed technical managers on its fleet. The vessels are now technically managed by Anglo Eastern, Hanseatic or Wallem. Management believes that moving to a competitive arms-length pool of service providers ensures best practice for the Company. The change of manager resulted in non-recurring costs estimated at this time to be approximately $687,530 and included in the operating expenses of the three months ended September 30, 2006 (see Note 10).

During the second and third quarter, the Company incurred a significant amount of off-hire related for the most part to the dry-dock of the LaForge. The dry-dock lasted approximately 125 days. A special survey dry-dock for a vessel this size and age usually lasts approximately 4 to 5 weeks. The dry-dock off-hire has directly and adversely impacted the Company’s net income in the third quarter as the Company does not include the off-hire time incurred to perform the dry-dock in the cost of dry-dock. The cost of the dry-dock also far exceeded the budgeted amounts. The technical managers responsible have been changed and the vessel is now back in full operation.

Index

Net income in the third quarter was also negatively impacted by other factors. The Company wrote off $220,210 of issuance costs of the Scotia loan (see Note 8. Long term debt). The delivery by the sellers of Tycho Brahe and Immanuel Kant on July 24 instead of July 1 as planned resulted in the receipt of compensation of $613,455, which was recorded as a reduction in purchase price (see Note 3. Purchase and sale of vessels). If such delivery had occurred on July 1 as planned, net income would have been approximately $450,000 higher.

The following table illustrates the effects of the events discussed above on the Company’s earnings. The non-GAAP disclosure of earnings is not preferable to GAAP net earnings but is shown as a supplement to such disclosure for comparability to the prior year’s earnings.

	3 months ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005
Net income, before costs related to excess dry-dock off-hire, change of managers, loss on debt extinguishment and lost income related to late delivery of two vessels acquired in July	$3,765,605	$2,921,619	$10,184,528	$7,946,567,
Per share	$0.40	$0.31	$1.08	$0.84

Excess dry-dock off-hire	(1,106,727)	-	(1,790,886)	-
Costs related to change of managers	(687,530)	-	(687,530)	-
Loss on debt extinguishment	(220,210)	-	(220,210)	(116,194)
Lost income related to late delivery of two vessels acquired in July	(450,000)	-	(450,000)	-

Net income, as reported	$1,301,138	$2,921,619	$7,035,902	$7,830,373
Per share	$0.14	$0.31	$0.74	$0.84

Revenue

The Company had revenue from charterhire and other sources amounting to $14,054,515 for the quarter and $34,102,754 for the nine month period ended September 30, 2006 ($9,796,898 for the quarter and $25,664,119 for the nine month period ended September 30, 2005). The increase in revenues is principally due to the purchase of additional vessels in March and July 2006 and to higher charter rates.

In the first nine months of 2006, the Company's on-hire performance of the vessels on time charter was 90.74% on a potential 3,041 days (for the first nine months of 2005, it was 99.6% on a potential of 2,269 days). The following table shows the amount of off-hire deducted from revenues in the periods presented. The non-GAAP disclosure of revenues is not preferable to GAAP revenues but is shown as a supplement to such disclosure for comparability to the prior year’s revenues.

	3 months ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005

Charterhire and other income (gross)	$17,289,795	$9,828,535	$38,485,958	$25,763,593
Less: off-hire	(3,235,280)	(31,637)	(4,383,204)	(99,474)
Charterhire and other income, net as reported	$14,054,515	$9,796,898	$34,102,754	$25,664,119

Most of the decrease in on-hire performance is due to the fact that three ships underwent dry-docking during the first nine months of 2006, whereas no ship was dry-docked in the same period of 2005. In particular, the dry-dock of the La Forge lasted approximately 125 days (See significant events and Note 10. Costs related to change of managers).

Index

In addition, in the second quarter, the Chelsea Bridge incurred off-hire for repairs due a main engine problem resulting in 35.5 days of off-hire, of which the first 30 days were uninsured.

In the third quarter, the Kew Bridge suffered a grounding incident in Ratnagari off the West Coast of India and was re-floated with a combination of lightening cargo from the vessel into another ship and by pulling with tugs. There was no environmental damage and no one was injured in the incident. At this time, this incident is not expected to materially impact the Company’s earnings as off-hire, salvage and repair costs beyond deductible are expected to be covered by insurance. No off-hire was recorded in September as the Charterers at this time have paid the full hire without deduction. The Company was not required so far to advance any funds for the salvage of the vessel.

As of October 15, 2006, out of the Company's fourteen fully-owned vessels, twelve were fixed on time charters and two were performing voyage charters. Future minimum revenues from these non-cancellable charters are as follows:

Fourth quarter of 2006	$14,073,450
2007	$44,899,925
2008	$31,201,200
2009	$24,721,200
2010	$11,986,200
2011	$3,870,600

Costs and Expenses

Commission on charterhire was $100,008 for the quarter and $364,823 for the nine months ended September 30, 2006. It was $121,415 for the quarter and $407,158 for the nine months ended September 30, 2005.

As a result of the change in technical managers in the three months ended September 30, 2006, the Company incurred in the third quarter a heavy concentration of expenses and non-recurring expenses relating to extra crew travel, superintendent fees, training costs and 3 months cancellation fees. These costs are estimated at this time to be approximately $687,530.

Vessel operating expenses plus amortization of dry-docking costs were $6,486,362 for the quarter and $15,823,901 for the nine months ended September 30, 2006. They were $3,835,790 for the quarter and $10,702,788 for the nine months ended September 30, 2005. Vessel operating expenses comprise vessel running costs, voyage costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs increased from 41.7% in the first nine months of 2005 to 46.4% in the first nine months of 2006. Daily operating expenses per vessel averaged $4,301 for the first nine months of 2006 as compared to $3,684 for the first nine months of 2005 (excluding the container vessels sold in January 2005). The increase in daily vessel operating expenses and in operating expenses is principally due to the purchase of vessels of a larger size, to the fact that some vessels were operated on voyage charters rather than time charters and to the cost related to the change of managers (see Significant Events).

Depreciation totalled $3,996,770 in the quarter and $8,792,834 for the first nine months of 2006 ($2,472,916 for the quarter and $6,014,527 for the nine months ended September 30 2005). The increase in depreciation is principally due to the purchase of vessels which was partially offset by the change in depreciation estimate of the La Forge.

Index

General and administrative expenses amounted to $611,120 for the quarter and $1,798,292 for the nine months ended September 30, 2006. They were $469,745 for the quarter and $1,556,811 for the nine months ended September 30, 2005. On January 4th, the Company opened an office in London: the annual rent is equal to approximately $88,800. The London office employs three people on a full time basis. On June 1st, the Monaco office was moved to new premises: the annual rent is equal to approximately $47,800. The Monaco office employs five people on a full time basis. Increasing weakness of the United States dollar could have a negative impact on the Company’s overheads as approximately 75% of the general and administrative expenses are either in Euros or pounds sterling.

Interest Income and Expense

Interest expense amounted to $2,126,106 for the quarter and $4,578,033 for the nine months ended September 30, 2006 ($1,255,384 for the quarter and $2,827,501 for the nine months ended September 30, 2005). The increase is due to the additional debt incurred in 2006 for the acquisition of five vessels.

In addition, the Company recorded a loss on debt extinguishment of $220,210 representing the write off of the unamortized balance of the debt issuance costs incurred in 2005 in connection with the $68 million Scotia Loan.

Interest income totalled $100,446 for the quarter and $389,460 for the nine months ended September 30, 2006 ($111,852 for the quarter and $328,360 for the nine months ended September 30, 2005). The increase in interest income is due to higher interest rates.

Deferred Gain

Recognized Deferred Gain totalled $1,200,622 for the quarter and $3,562,716 for the nine months ended on September 30, 2006 as compared to $1,189,597 for the quarter and $3,303,736 for the nine months ended September 30, 2005 and represents the portion of Deferred Gain on sale of assets recognized as income during the period.

Gain on sale of vessels

In June 2006, the Company sold two coastal bulk carriers to an unrelated third party for a total price of $1,270,000. The sale generated a net gain of $1,029,442.

Equity in Income of associated companies

Equity in net loss of associated companies totalled $514,618 for the quarter ended September 30, 2006 and $470,377 for the nine months ended September 30, 2006 as compared to a net loss of $21,478 for the quarter and net income of $42,943 for the nine months ended September 30, 2005.

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

MUNIA share of net income	$92,463	$61,151	$413,501	$247,549

Waterloo share of net loss	(607,081)	(82,629)	(883,878)	(204,606)

Equity in( losses) / income of associated companies	$(514,618)	$(21,478)	$(470,377)	$42,943

The Company’s 25.8% share of MUNIA’s net income amounted to $92,463 for the quarter and $413,501 for the nine month ended September 30, 2006, as compared to $61,151 for the quarter and $247,549 for the nine months ended September 30, 2005. The on-hire performance of the container vessels was 99.91% on a potential 1,092 days in the nine month period ended September 30, 2006, as compared to 99.8% on a potential 1,012 days in the nine month period ended September 30, 2005. The Company’s investment in MUNIA was $4,333,265 as of September 30, 2006 as compared to $4,279,764 as of December 31, 2005. The increase is due to the net income of MUNIA and is partially offset by dividends of $360,000 received in 2006. During the quarter ended September 30, 2006, $200,000 was paid to Munia under the operating expenses guarantee for the dry-dock of the Maersk Belawan and recorded as charge against the guarantee fee received. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time.

Index

The Company’s 50% share of the net loss of Waterloo was $607,081 and $883,878 in the quarter and in the nine month period ended September 30, 2006 (it was a net loss of $82,629 and $204,606 for the quarter and for the nine month period ended September 30, 2005). The Galileo was dry-docked in the second and third quarters of 2006 and extensive upgrading was performed to enable the vessel to trade for an additional five years. As a result, in the first nine months of 2006, the vessel’s on-hire performance was 55.83% on a potential 273 days (for the first nine months of 2005, it was 81.3% on a potential 178 days). The off hire associated with the time in dry-dock impacted Waterloo’s revenues and net income by approximately $2,050,212 in 2006. The total cost of the dry-dock is estimated to be $5.3 million.

Reflecting the extended life of the ship, the charter with Petredec was extended by an additional year to April 2010. In order to fund the cost of the dry-dock, the Company and Petredec each advanced an additional amount of $1,350,000 to Waterloo and expect to make further advances in the fourth quarter of 2006. The Company’s investment in Waterloo was $2,672,264 at September 30, 2006 ($2,206,143 at December 31, 2005). In addition, Waterloo borrowed in September an additional amount of $2 million under the Danish Ship Finance loan. As of September 30, 2006, the amount outstanding under the loan was $10,149,220 and repayable in 15 quarterly repayments of $610,156 (first), $735,156 (next twelve), $342,192 (fourteenth) and $375,000 (fifteenth).

Subsequent events

On November 3, 2006, the Company paid the third 2006 quarterly dividend of $0.0625 per share, declared on October 2, 2006, which amounted to $594,259.

On November 6, 2006, the Board declared the fourth 2006 quarterly dividend of $0.0625 per share to be paid on February 2, 2007.

The board of the Company approved the sale of six small LPG carriers to a special purpose German KG company to be formed by the German finance house MPC Steamship for a total price of $52 million. Five vessels will be delivered before year end and the sixth vessel in 2007. The Company will charter back the vessels for a period of four years and reinvest $5.75 million in the KG company for 25% of the equity, thereby remaining committed to the ships and its customers. The vessels’ technical management will remain with Hanseatic. The total book value of the vessels to be sold was $32.8 million as of September 30, 2006. Upon the sale of the vessels, the Company will prepay the corresponding portion of the New Fortis Loan, in total such amount was $22,231,112 as of November 14, 2006. After repayment of the debt and reinvestment in the KG company, the net proceeds of the transaction will be approximately equal to $24 million. The transaction price of $52 million is in excess of the appraised value of the vessels in July 2006 (see Market value of the fleet). After completion of the transaction, the Company will have supported its market adjusted net asset value and have surplus cash to invest in the expanding gas sector which it expects will enhance revenue and bottom line profits. The transaction is still subject to completion of the legal documentation.

Index

Market Conditions

The main LPG trade between Arabian Gulf countries and Japan serves as a market indicator and the freight rates on this route are considered the industry benchmark for VLGCs. The table below demonstrates the change in freight rates on this route occurred in the last few years. The table also shows the evolution of 12-month time charter rates for vessels of sizes and types similar to the Company’s ships.

LPG market	2004	2005	October 2006
Voyage rates ($/mt) Arabian Gulf/Japan	$36.15	$40.51	$32.00
12-month time charter ($/day)
78,000 m3 average daily charter rate	$27,822	$33,538	$38,631
15,000 m3 average daily charter rate	$17,704	$21,440	$22,685
3,500 m3 average daily charter rate	$6,247	$7,566	$6,903
Sources:	© Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles; © Inge Steensland AS; © SSY Gas Ltd.

The benchmark LPG freight rate has gone through a great deal of volatility during the last nine months, rising to a level in excess of $60 per metric ton (pmt) in summer and moving to lower levels in the fall when rates fell down close to $30 pmt. The reason for the decline was a dramatic reduction in LPG export from the Arabian Gulf where shipped quantities decreased from 2.5 million tons per month to around 1.5 million tons per month. Management and industry observers consider this to be a temporary adjustment to export volumes and that volumes and rates will return to summer levels in the near term. The Company trades most of its ships on time charter and has only limited exposure to short term falls in the spot market.

In the first nine months of 2006, the market for containerships has declined to levels some 30-35% lower than the average 2005 rates and is keeping great pressure on the ship owners. This does not, however, affect the four container vessels, which are 25.8% owned by the Company, and that are fixed on long term charters with A.P.Moller-Maersk until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, respectively, at rates that remain still well below current market levels.

Market value of the fleet

In July 2006, the Company received appraisals for its fleet from a leading independent shipbroker. Independent appraisals were not performed at the end of the third quarter, but in view of current market conditions, Management estimates the market value of the fully owned fleet to be stable. Management also estimates that the market value of the vessels purchased in July is approximately equal to their acquisition cost. On this basis, the appraised value of the Company’s fully owned fleet was approximately $256 million compared to a book value of $195 million on September 30, 2006. The excess of market value over book value was approximately $61 million or $6.42 per share. At the end of 2005, the excess of appraised value over book value was approximately $52.7 million or $5.45 per share.

The vessel owned by Waterloo Shipping was valued in July 2006 by one leading independent broker at $22 million as against a book value of $18.1 million as of September 30, 2006.

Values of the Company’s ships are subject to market fluctuations, cyclical nature of the shipping industry, competition, general economic conditions and other risk factors.

Index

Liquidity and Sources of Capital

Liquidity

The Company had $10,580,927 in cash at September 30, 2006 (December 31, 2005 - $14,051,252), of which $5,214,411 (December 31, 2005 - $1,759,237) were placed in a retention account pledged to guarantee the Company’s performance under the Scotia loan agreement and recorded as restricted cash. It should be noted that $17,419 was deposited in vessel operating accounts which are directly operated by the vessel technical managers ($557,680 at December 31, 2005). The Company’s loan agreements contain debt covenants related to minimum liquid assets of $5,000,000.

The ratio of current assets to current liabilities decreased from 0.94 at December 31, 2005 to 0.41 at September 30, 2006. The decrease is due to a combination of factors: the large increase in accounts payable and accruals related to the dry-docks (see below) and the increase in short term debt portion of the New Scotia Loan and New Fortis Loan related to the purchase of five vessels between March and July 2006. The five vessels were purchased with one to five year charters attached, there is no vessel purchase planned in the near term and only one planned vessel dry-dock in 2007. These factors should improve the Company’s liquidity over the next few months.

Accounts payable increased from $747,692 at December 31, 2005 to $5,042,410 at September 30, 2006. The increase is due to accounts payable related to the dry-dock expenses, which are on industry standard credit terms and to accounts payable of the recently acquired vessels.

Accrued expenses increased from $2,466,845 at December 31, 2005 to $3,667,293 at September 30, 2006. Approximately $800,279 relates to dry-docks costs, for which the final invoice has not yet been received as of September 30, 2006. The remaining increase principally relates to accruals of the recently acquired vessels.

Inventories increased from $406,643 at December 31, 2005 to $1,334,950 at September 30, 2006 because of the vessel acquisitions and because of the acquisition of bunker remaining on board for the two vessels trading on voyages at the end of September. In case of voyage charters, the vessel is contracted for a voyage between two ports: the Company is paid for the tonnage transported and pays all voyage costs, including port expenses and bunker, in addition to the operating expenses of the vessels, such as crew costs, insurance, repairs and maintenance.

Operating activities

The Company generated cash flows from operations of $12,368,636 in the nine months ended September 30, 2006 in comparison to $13,334,758 in the nine months ended September 30, 2005. The cash flow generated by operations was heavily impacted by $4,383,204 of off-hire deducted from revenues, mostly for dry-docks and by the cost of the dry-docks of $6,431,513 in the first nine months of 2006 compared to $514,250 in the same period of 2005.

One small LPG vessel and two very large gas carriers (“VLGCs”) underwent scheduled dry-docking in the second and third quarters of 2006. Dry-dock costs are deferred and amortized over five years to the next intermediate or special survey and therefore do not materially affect earnings in the quarter when the dry-dock is performed. However, the Company does not include the off-hire time incurred to perform the work in the cost of dry-dock and therefore the Company’s income was adversely impacted in 2006 by the lost trading days. The dry-dock is an investment in the ship upgrading and life extension that is considered by management to be essential to strengthen the quality of operations the Company wishes to offer its customers.

During the third quarter, the Company changed the technical managers of nine vessels previously managed by V.Ships and incurred $687,530 of costs related to the change (see significant events).

Index

In the fourth quarter of 2006, the positive growth trend of income is expected to resume, as the Company will get the full benefit of the vessel acquisitions, all the 2006 dry-docks are now completed and no more manager changes are expected.

Investing activities

In the first nine months of 2006, the Company purchased five LPG carriers for a total cost of $82.1 million (see Item 1. Condensed Consolidated Financial Statements - Note 3: Purchase of vessels). The acquisitions were funded with the Company’s cash holdings and long term debt of $74 million (see Item 1. Condensed Consolidated Financial Statements - Note 8: Long term debt).

Financing activities

In the first nine months of 2006, the Company repaid net borrowings of $7,752,444 and borrowed $74,000,000 to fund the acquisition of five vessels. As a result, the Company's long term debt (including the current portion) increased from $89,442,000 as of December 31, 2005 to $155,689,556 as of September 30, 2006.

Dividends

The last installment of the 2005 dividend ($0.0625 per share) amounting to $557,104 was paid on January 27, 2006. The first and second installments of the 2006 dividend (each $0.0625 per share) were paid on April 28 and July 28, 2006. They amounted in total to $1,188,517.

Contractual obligations

As of September 30, 2006, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Fortis loan due 2010	$ 28,805,556	$ 6,777,776	$ 13,555,552	$ 8,472,228	$ -
New Scotia loan due 2016	126,884,000	16,033,950	35,610,300	30,623,550	44,616,200
Total	$ 155,689,556	$ 22,811,726	$ 49,165,852	$ 39,095,778	$ 44,616,200

Guarantees

The Company has issued guarantees in relation to the New Fortis and New Scotia Loans. In addition, the Company has issued a guarantee of $850,000 in relation with the loan granted by Danish Ship Finance to Waterloo (see Note 4: Investment in Associated Companies).

In connection with the sale of the container vessels in January 2005, the Company has agreed to guarantee to the purchaser certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel (or earlier in case of sale or total loss of a vessel). As a result, the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Revenues. During the quarter ended September 30, 2006, $200,000 was paid to Munia under the operating expenses guarantee for the dry-dock expenses of the Maersk Belawan and recorded as a charge against the guarantee fee received. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time.

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros ($912,096 equivalent at current exchange rate) and the captain 80,000 euros ($101,344 equivalent at current exchange rate) by the French court, a judgment which they intend to appeal. All the expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

Index

Off-Balance Sheet Financial Arrangements

The Company had no off-balance sheet financial arrangements as of September 30, 2006.

Contingencies

Following the extended dry-docking of the La Forge, charterers have lodged a claim against the Company for damages arising out of the deprivation of use of the vessel. The Company intends to challenge this claim and management will monitor the Company’s position with the help of its legal advisors. At the same time, the technical managers have been placed on notice for liability for failings to provide services in a timely fashion.

In the third quarter of 2006, the Kew Bridge suffered a grounding incident in Ratnagari off the West Coast of India and was re-floated with a combination of lightening cargo from the vessel into another ship and by pulling with tugs. There was no environmental damage and no one was injured in the incident. At this time, this incident is not expected to materially impact the Company’s earnings as off-hire, salvage and repair costs beyond deductible are expected to be covered by insurance. No off-hire was recorded in September as the Charterers at this time have paid the full hire without deduction. The Company was not required so far to advance any funds for the salvage of the vessel.

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

Future cash requirements

Management believes that the net cash generated by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout the next twelve months.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2006, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2005.

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

Index

Impact of Interest Rate fluctuations

As of September 30, 2006, the Company had $147,689,556 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of September 30, 2006	Notional amount	Fair value	Interest rate	Expiration
First swap / Fortis loan	$ 20,805,556	$501,000	3.075%	October 2007
Second swap / Scotia loan	37,455,000	519,466	4.580%	April 2010
Third swap / Scotia loan	23,429,000	317,983	4.545%	April 2010
Fourth swap / Scotia	8,000,000	(144,534)	5.700%	April 2010
Fifth swap / Scotia	58,000,000	(1,128,449)	5.690%	April 2011
Total	$ 147,689,556	65,466

As a result, as of September 30, 2006, the Company had $7,555,556 of variable interest debt whose interest rates have not been fixed. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $65,425.

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

Increasing weakness of the United States dollar could have a negative impact on the Company’s general and administrative expenses ($1,798,292 for the nine month period ended September 30, 2006), as approximately 75% of these costs are in Euros or English pounds.

ITEM 4:	Controls and procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of September 30, 2006, (the “Evaluation Date”). Based on such review, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not entirely effective, because of the changes discussed below.

Changes in internal controls.

In the third quarter of 2006, the Company transferred the technical management of nine vessels to three different ship managers. While control procedures have been established, management has identified a weakness in such controls. In an effort to address this weakness, management is continuing its evaluation of additional staffing requirements and other changes in control.

Also, starting July 1, 2006, the accounting function, which was formally sub-contracted to an entity of V.Ships, is now handled internally. The Company purchased accounting software and recruited accounting staff. However, due to the tight schedule of the change, the new software is not yet entirely reliable and some accounting procedures are not operating as previously designed. Management is aware of the weakness in the system and is working to deal with any areas of concern.

Index

We intend to continue to monitor our internal controls, and if any weaknesses are identified, we will take steps to implement additional internal controls as necessary.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

No change

Item 1A - Risk factors

No change

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 31.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b)	Exhibit 31.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c)	Exhibit 32	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d)	Reports on Form 8-K filed after September 30, 2006

None

Index

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : November 14, 2006	/S/ ANTONY CRAWFORD
Antony Crawford

Chief Executive Officer
(Principal Executive Officer)

Date : November 14, 2006	/S/ DOMINIQUE SERGENT
Dominique Sergent

Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)