Form 10-K
period 2006-12-31
MC SHIPPING INC
filed 2007-03-30
CIK 847831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended	Commission file number:
December 31, 2006	1-10231

MC SHIPPING INC.
(Exact name of the Registrant as specified in its charter)
_____________________________

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization	(IRS Employer Identification N°)
_____________________________
Richmond House, 12 Par-la-ville Road, Hamilton HM CX, Bermuda
(Address of principal executive offices)
_____________________________
441-295-7933
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK $.01 PAR VALUE	AMERICAN STOCK EXCHANGE
(Title of class)	(Name of exchange on which registered)
_____________________________
Securities registered pursuant to Section 12(g) of the Act: NONE
_____________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
 yes  ☒ no
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act
  yes  ☒ no
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ yes  no
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
Large accelerated filer          Accelerated filer           Non-accelerated filer   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)
 yes  ☒ no
_______________________________
The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant computed by reference to the closing American Stock Exchange price on June 30, 2006 was: $43,943,840. Excluded from this amount are the shares of Common Stock beneficially owned by Navalmar and Weco-Rederi and by each officer and director of the Registrant in that such companies and persons may be deemed to be affiliates of the Registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
_____________________________
The number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 2007 was:
Common Stock, $.01 par value: 9,510,017
________________________

Certain statements within this annual report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PLSRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PLSRA, and other than required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify those statements by the use of words such as “may”, “will”, “could”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “predict”, or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause results to differ materially from those projected including the identification of suitable vessels for purchase, the availability of additional financing for the Company, if needed, the cyclical nature of the shipping industry, competition, general economic conditions and other risk factors detailed elsewhere herein and in the Company’s other filings with the SEC.

PART I

ITEM 1: BUSINESS - GENERAL

MC Shipping Inc. (the “Company”) was incorporated on March 17, 1989, in the Republic of Liberia.

Since its formation, the Company has been engaged in the business of investing in, owning and operating vessels. As of December 31, 2006, the Company's fleet consisted of nineteen ships. Fourteen of these vessels were wholly owned liquefied petroleum gas (“LPG”) carriers. Each of the Company’s wholly owned vessels is, in turn, owned by a separate wholly owned subsidiary of the Company. In addition, as of December 31, 2006, the Company had a 50% interest in one LPG carrier and a 25.8% percent interest in four containerships.

An LPG carrier is designed to carry petroleum gases used primarily as low pollution fuels and as feedstock in the petrochemical and fertilizer industries. A containership is a vessel designed exclusively to carry containers.

The Company generally employs its vessels on time charter, bareboat charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two or several ports and the Company is paid for the tonnage transported and pays for all voyage costs.

The level of the Company's revenues and expenses will vary from year to year depending on, among other things, the number of vessels controlled by the Company during each year, the type of employment and the charter rate of those vessels.

SHIPPING INDUSTRY BACKGROUND

The shipping industry is subject to cyclical fluctuations in charter rates and vessel values based on changes in supply and demand. The industry has been experiencing volatility in profitability, vessel values and charter rates resulting from changes in the supply of, and demand for, shipping capacity. The demand for ships is influenced by, among other factors, global and regional economic conditions, developments in international trade, and changes in seaborne and other transportation patterns, weather patterns, crop yields, armed conflicts, port congestion, canal closures, political developments, conflicts, embargoes and strikes. The demand for ships is also influenced by, among other things, the demand for consumer goods and perishable foodstuffs, dry bulk commodities, crude oil and oil products. Demand for such products is affected by many factors, including general economic conditions, commodity prices, environmental concerns, weather and competition from alternative fuels. The supply of shipping capacity is a function of the delivery of new vessels and the number of older vessels scrapped, converted to other uses, reactivated or lost. Such supply may be affected by regulation of maritime transportation practices by governmental and international authorities. All of these factors which affect the supply of and demand for vessel capacity are beyond the control of the Company. In addition, the nature, timing and degree of changes in the shipping markets, in which the Company operates, as well as future charter rates and values of its vessels, are not readily predictable.

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

Management exercises direct control over the Company's overall strategic management and commercial management functions but may, on a case-by-case basis, engage the services of independent brokers in order to obtain employment for the Company’s vessels and to manage its relations with its charterers.

The technical management function is sub-contracted to unrelated ship managers. Anglo Eastern Ship Management Ltd (“Anglo Eastern”), Hanseatic Shipping Company Ltd (“Hanseatic”) and Wallem Shipmanagement Ltd (“Wallem”) currently manage the LPG vessels. V.Ships manages the 25.8% owned container carriers. Management may, in the future, use other ship managers if the price and service are more favorable. The technical management agreements are “cost-plus” contracts under which the Company reimburses all costs incurred by the technical managers for the operation of the Company's vessels and the technical managers are paid a fixed management fee. Management exercises regular controls over the technical managers to ensure that the vessels are properly maintained.

The Company had forty-two charters covering the year 2006, nine of which commenced prior to 2006 and three charterers provided revenues exceeding 10% of the Company’s total revenues

Although separate vessel financial information is available, Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units or different types of charter. As a result, the Company has determined it operates as one reportable segment.

Non-U.S. operations accounted for 100% of the Company’s revenues and net income in 2006. Since the Company’s vessels regularly move between countries in international waters over hundreds of trade routes, it is impractical to assign revenues or earnings from the transportation of international LPG products by geographic area.

COMPENSATION TO AFFILIATES

From the Company’s inception through August 1, 2006, the ship management company V.Ships had been an affiliate of the Company until it sold its remaining interest in the Company to Weco-Rederi A/S (see Item 12 - Security ownership of certain beneficial owners and management and Item 13 - Certain relationships and related transactions and director independence). Therefore, any related company disclosure contained herein with respect to V.Ships relates only to the period from January 1 through August, 1 2006. Comparables for previous periods refer to the full year.

During the third quarter of 2006, the technical management of the vessels previously managed by V.Ships was transferred to non-related technical managers. The four container vessels owned by Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”), in which the Company owns a 25.8% interest, are still managed by V.Ships.

The Company, via its wholly owned subsidiaries, was party to management agreements with V.Ships for the technical operation of some of its vessels. The management agreements were “cost-plus” contracts under which the Company reimbursed all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships was paid a fixed management fee. In 2006, the management fees were fixed at the rate of $8,500 per vessel/per month. In 2005, the fees were $9,250 per vessel/per month for large LPG carriers and $9,167 per vessel/per month for smaller LPG carriers compared to $8,855 and $8,753, respectively, in 2004. From January 1 to August 1, 2006, the Company paid management fees of $535,500 to V.Ships compared to $1,006,756 in 2005 and $1,150,926 in 2004.

Prior to August 1, 2006, from time to time, the Company employed the services of an affiliate of V.Ships for legal work related to the acquisition and disposal of vessels. Legal fees were determined in light of current industry practice. From January 1 to August 1, 2006, the Company paid legal fees of $37,598 to an affiliate of V.Ships compared to $37,876 in 2005 and $33,443 in 2004.

Prior to May 31, 2006, the Company leased office space from and reimbursed telecommunication expenses to various affiliates of V.Ships. From January 1 to August 1, 2006, the rental cost and telecommunication expenses paid to affiliates of V.Ships totaled approximately $49,663, compared to $104,455 in 2005 and $133,416 in 2004.

Prior to July 1, 2006, the Company outsourced certain bookkeeping functions to an affiliate of V.Ships. From January 1 to August 1, 2006, the Company paid approximately $21,250 for accounting services to an affiliate of V.Ships compared to $28,833 in 2005 and $31,000 in 2004.

From August 2004 to October 31, 2005, the Company paid a fee of £10,000 per month to V.Investments in consideration of V.Ships permitting the Company’s Chief Executive Officer, then a full time employee of V.Ships, to provide his services to the Company on a part time basis. The Company also reimbursed V.Ships for all business expenses incurred by the CEO in the provision of his services. In 2005 and 2004, fees paid to V.Investments amounted to $181,958 and $95,379, respectively.

In addition, as technical manager of the Company’s fleet, until the third quarter of 2006, V.Ships occasionally utilized the services of its affiliates to arrange for crew and staff traveling, port agency services, manning, safety and training services, and miscellaneous other services as described below.

Prior to August 1, 2006, the Company used the services of a company affiliated with V.Ships for crew and staff travel. From January 1 to August 1, 2006, V.Ships did not disclose the amount of such travel expenses which were included in vessel operating or general and administrative expenses. In 2005, these expenses totaled $378,340 compared to $267,670 in 2004.

Prior to August 1, 2006, the Company occasionally used the port agency services of various companies affiliated with V.Ships. From January 1 to August 1, 2006, V.Ships did not disclose the amount paid to these companies for port and other costs, which were included in vessel operating expenses. In 2005, these costs totaled $278,719 compared to $313,754 in 2004.

Prior to August 1, 2006, the Company used various companies affiliated with V.Ships for manning, safety and training. From January 1 to August 1, 2006, V.Ships did not disclose the amount of such expenses which were included in vessel operating expenses. In 2005, these costs totaled $ 253,375 compared to $346,129 in 2004.

At December 31, 2006, the Company had intercompany balances for trade accounts payable to affiliates of $369,423 compared to $202,208 for receivable from affiliates at December 31, 2005. The balance at December 31, 2006 included $296,475 payable to MUNIA for amounts due under the guarantee agreement and for the dry-dock of a vessel. The balance at December 31, 2005 included a $180,789 receivable from MUNIA for the payment of lube oil remaining on board at the time of sale of the container vessels.

INSURANCE AND CLASSIFICATION

The business of the Company is affected by the risks of mechanical failure of the Company's vessels, collisions, property losses to the vessels, cargo loss or damage, and business interruption due to political action in foreign countries and labor strikes. In addition, the operation of any ocean-going vessel entails an inherent risk of catastrophic marine disaster. The Company maintains Hull and Machinery Insurance, War Risk Insurance, Protection and Indemnity Insurance, Freight Demurrage and Defense Insurance and Loss of Earnings Insurance on its vessels consistent with industry practices. The Company maintains total or constructive total loss coverage for each of its vessels. The insurance underwriters may require that additional premiums be paid for Hull and Machinery and War Risk Insurance prior to any vessel entering certain geographical areas subject to unstable political or military conditions. Although the Company has had no difficulty in obtaining such insurance for its vessels, there can be no assurance that the Company will be able to continue to procure sufficient amounts of insurance to cover the repair and replacement cost of any vessel which is damaged or destroyed, loss of earnings on a vessel or the Company's liability in the event of a catastrophic marine or ecological disaster.

The Company’s insurers require the Company’s vessels to meet certain requirements set by maritime classification societies as a condition to obtaining insurance. The classification societies determine that the vessels are safe and seaworthy in accordance with the International Maritime Organization and the Safety of Life at Sea Convention. All LPG carriers, containerships and multipurpose carriers are inspected by a surveyor of the classification society every year (“Annual Survey”), every two and one half years (“Intermediate Survey”), and every five years (“Special Survey”). The Company has purchased and intends to purchase only vessels that are able to comply with such classification society requirements. It is expected that, under classification society rules, the Company’s vessels will be required to undergo dry-docking at least once every three years. Normal dry-docking takes one to two weeks. The Company estimates that current dry-docking costs in the geographic areas where the Company anticipates having such work performed will be approximately $300,000 to $2,000,000 per vessel, depending upon the size and complexity of the vessel. This estimate is based on a dry-docking cycle of two and one-half to three years between each visit to a dry-dock facility and assumes regular but no extraordinary expenses for maintenance and repairs. In addition to dry-docking, the Company is required to purchase spare parts and perform repairs on its vessels from time to time. In the case of bareboat charter arrangements, the bareboat charterer undertakes, at its expense, to ensure that the vessel is regularly dry-docked and is properly maintained.

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

As shipping rates are not materially different among competitors, competition is based primarily upon the reputation of the vessel and its operators as well as the operator’s relationship with charterers.

Management believes that the most effective technique in dealing with competitive pressures is to maintain the Company’s vessels to a very high standard and to develop strong long-term relationships with charterers of high standing. Management believes that its reputation and extensive experience contributes to the Company’s ability to compete effectively.

EMPLOYEES

At the end of March 2007, the Company employed nine persons on a full-time basis, three of whom are officers of the Company.

The Company, through its vessel-owning subsidiaries, hires officers and crews for each of the Company’s vessels. Seamen from India, Latvia, Russia, Ukraine and the Philippines currently man the Company’s vessels with approximately three hundred and thirty seafarers currently serving on the Company’s vessels. The Company is continuing to strengthen its own identity with this vital part of its business and believes it has good relationships with those who serve on board its vessels, as demonstrated by the high proportion of people who remained with the Company during the change of technical management in 2006.

______________________________

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

Our business is subject togovernment regulation which may increase our costs and potential liabilities, including for the failure to obtain required permits, licenses and certificates and the failure to keep up with hanging regulations.  The shipping business is materially affected by government regulation in the form of international conventions, national, state or local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are often revised, the Company is unable to predict the ultimate costs of complying with such conventions, laws and regulations. Under certain regulations, a vessel owner may be liable for property and environmental damages and all of its assets could be subject to claim for such damages. Moreover, in certain jurisdictions, under the "sister ship" doctrine, all of the affiliates in a fleet of ships may be liable for damages caused by, or debts incurred with respect to, a ship owned by one affiliate, and the ships and other assets of all the affiliates may be subject to attachments.

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

There may be risks associated with the purchase and operation of second hand vessels. The economic useful lives of most liquefied gas carriers are generally estimated to be approximately 30 years, depending on market conditions, the type of cargo being carried and the level of maintenance. Although we inspect second-hand vessels prior to purchase, this does not normally provide us with the same knowledge about their condition that we would have had if such vessels had been built for and operated exclusively by us.  Second-hand vessels carry no warranties from sellers or manufacturers. In general, expenditures necessary to maintain a vessel in good operating condition increase with the age of the vessel. Second-hand vessels may develop unexpected mechanical and operational problems despite adherence to regular survey schedules and proper maintenance. Changes in governmental regulations and safety standards may require expenditures for alterations. The Company’s vessels range from 12 to 27 years old. There can be no assurance that market conditions will justify the level of expenditures necessary to maintain such vessels, to comply with applicable regulations, to enable the Company to operate such vessels profitably during the remainder of such vessels’ useful lives or to sell such vessels at prices approaching or in excess of the book value. Therefore, our future operating results could be negatively affected if some of the vessels do not perform as we expect.

We may face unexpected repair costs for our vessels. Repairs and maintenance costs are difficult to predict with certainty and may be substantial.  Many of these expenses are not covered by our insurance.  Large repair expenses could decrease our cash flow and profitability and reduce our liquidity.

Our revenues may be adversely affected if we do not successfully employ our vessels. The Company’s vessels are currently chartered for periods ranging from three to fifty one months.  Upon the termination of such charters, the Company may seek to sell one or more of its vessels, enter into medium- to long-term charters or trade such vessels in the spot market. If the Company decides to re-charter the vessels, there can be no assurance that it will be able to enter into charters for periods and at rates of hire that will be sufficient to enable the Company’s vessels to be operated profitably.

We are dependant on a few charterers and if we lose any of our charterers, our revenues could decrease and our operating results could be materially adversely affected. The Company has derived and is expected to continue to derive, a significant portion of its revenues from a limited number of charterers. If the Company loses a significant customer, or if a significant customer decreases the amount of business it transacts with us, our revenues, cash flows and profitability could be materially and adversely affected.

We depend on our key personnel and may have difficulty attracting and retaining skilled employees.  The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel, including ships’ officers, in the future could have a material adverse effect on our business, financial condition and results of operations.

The risks associated withoperations outside the United States could adversely impact our operating results. The Company’s operations are conducted worldwide, and may be affected by changing economic, political and social conditions in the countries where the Company is engaged in business or where the Company’s vessels are registered or flagged. In particular, the Company’s operations may be affected by war, expropriation of vessels, the imposition of taxes, increased regulation or other circumstances, and as a consequence the Company may incur higher costs, its assets may be impaired or its operations may be curtailed.

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

Related party transactions may materially affect our business.  Certain of the directors of the Company are involved in outside business activities similar to those conducted by the Company.  As a result of such affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company’s vessels and those of other entities affiliated with such persons.

We may incur unanticipated contingent liabilities as a result of the operating expense guarantee given to MUNIA and LTF. See Notes 3 and 4 to the Consolidated Financial Statements in Item 8.  As part of the MUNIA transaction, the Company agreed to guarantee certain levels of operating expenses and employment for the vessels until February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009, for each vessel respectively (or earlier in case of sale or total loss of a vessel). As a result, the off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. We may incur unforeseen liabilities in connection with this guarantee and liabilities may materialize that could have a material adverse effect on our financial condition. As part of the LTF transaction, the Company has agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day per vessel for four years after the delivery of each of the six vessels.

If we default under any of our loan agreements, we could forfeit our rights in our vessels and their charters. We have pledged substantially all of our vessels and related collateral as security to the lenders under our loan agreements.  Default under any of these loan agreements, if not waived or modified, would permit the lenders to foreclose on the mortgages over the vessels and the related collateral, and we could lose our rights in the vessels and their charters.

Our business exposes us to unpredictable contingent liabilities.  Various claims, suits, and complaints, including those involving government regulations and product liability, arise in the ordinary course of the shipping business. In addition, losses may arise from claims or disputes with charterers, agents, insurance providers or suppliers relating to the operations of our vessels. Such losses, if not covered by insurance, could have a material adverse effect on our financial condition. In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its customers, suppliers and service providers.  Further, the Company indemnifies its Directors and officers who are, or were, serving at the Company’s request in such capacities.  The Company’s maximum exposure under these arrangements is unknown as of December 31, 2006.  The Company does not anticipate incurring any significant costs relating to these arrangements.

RISK FACTORS RELATED TO OUR COMMON STOCK

You may not be able to sell your common stock when you want to and, if you do, you may not be able to receive the price that you want.  Although our common stock trades on the American Stock Exchange, we do not know if an active trading market for the common stock will continue or, if it does, at what prices the common stock may trade. During 2006, the reported closing prices for our common stock have ranged from a high of $15.70 to a low of $9.04. In addition, the stock markets in general, including the American Stock Exchange, have experienced extreme price and trading volume fluctuations. These fluctuations have resulted in volatility in the market prices of securities that has often been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common stock. Further, possible additional issuances could significantly increase the number of shares of our common stock outstanding, and could result in a decline in the market price of our common stock. Therefore, you may not be able to sell our common stock when you want and, if you do, you may not receive the price you want.

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

______________________________

ITEM 1B:    UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

______________________________

ITEM 2:       PROPERTIES

We lease two properties, both of which house offices used in the administration of our operations. One such property is approximately 1,233 square feet, is located in London and has a nine year lease. The other property is approximately 1,130 square feet, is located in Monaco and has a three year lease. We do not own or lease any other real properties.

At December 31, 2006, the Company’s fleet consisted of the following vessels:

Name	Type	Year Built	DWT	CBM	% ownership

Deauville	LPG Carrier	1995	2,601	3,516	100.0%
Auteuil	LPG Carrier	1995	2,588	3,516	100.0%
Malvern	LPG Carrier	1990	4,148	3,206	100.0%
Cheltenham	LPG Carrier	1990	4,318	3,208	100.0%
Longchamp	LPG Carrier	1990	4,316	3,207	100.0%
Blackfriars Bridge	LPG Carrier	1981	4,400	5,647	100.0%
London Bridge	LPG Carrier	1980	4,400	5,673	100.0%
Coniston	LPG Carrier	1991	4,833	4,015	100.0%
Barnes Bridge	LPG Carrier	1982	16,225	15,370	100.0%
Kew Bridge	LPG Carrier	1983	16,228	15,364	100.0%
Maersk Houston	LPG Carrier	1993	23,270	20,700	100.0%
La Forge	LPG Carrier	1981	45,587	70,793	100.0%
Chelsea Bridge	LPG Carrier	1987	51,466	77,749	100.0%
Tower Bridge	LPG Carrier	1991	49,245	75,353	100.0%
Galileo	LPG Carrier	1983	47,593	59,725	50.0%
Maersk Belawan	Container Carrier	1983	37,212	-	25.8%
Maersk Brisbane	Container Carrier	1976	37,129	-	25.8%
Maersk Barcelona	Container Carrier	1976	37,115	-	25.8%
Ankara	Container Carrier	1975	37,116	-	25.8%

______________________________

ITEM 3:       LEGAL PROCEEDINGS

Various claims, suits, and complaints, including those involving government regulations and product liability, arise in the ordinary course of the shipping business. In addition, losses may arise from disputes with charterers, agents, insurance and other claims with suppliers relating to the operations of the Company’s vessels.

Following the extended dry-docking of La Forge in 2006, the charterers lodged a claim against the Company for damages arising out of the deprivation of use of the vessel and compensation was demanded for the additional cost of hiring replacement vessels. The Company intended to challenge this claim; however the charterers agreed to substantially reduce the quantum of their claim if a settlement could be reached out of court and the Company considered the settlement proposal worth accepting rather than incurring the costs of arbitration. The Company received a settlement proposal of $1,050,000 net of hire due to the Company from the same charterers and adjusted accruals to an equal amount. The Company will seek to recover the full amount lost from the technical managers who actually budgeted, planned and executed the dry dock.

______________________________

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On June 27, 2006, at a duly constituted Annual Meeting of Shareholders, the holders of a majority of the outstanding shares of the Company’s common stock approved the deletion of Article SEVEN, Restrictions upon Indebtedness of the Corporation, from the Company’s Articles of Incorporation.  The Company’s Articles of Amendment amending the Articles of Incorporation to reflect such deletion became effective on August 7, 2006 upon their filing with the Liberian International Ship and Corporate Registry.

_________________________

PART II

ITEM 5:       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since May 31, 1989, the Company's Common Stock has traded on the American Stock Exchange. The ticker symbol for the Company's Common Stock is “MCX”. As of February 15, 2007, there were 54 record holders of Common Stock.

The high and low sales prices for the Company's Common Stock for the last two fiscal years are set forth below:

Quarter ended	2006		2005
	High	Low	High	Low

March 31	15.70	12.02	8.93	3.55
June 30	13.88	10.10	10.11	7.59
September 30	11.93	10.11	10.35	8.95
December 31	10.50	9.04	15.82	9.30

DIVIDENDS

In March 2007, the Company’s Board of Directors announced an expected dividend of $0.25 per share to be paid in four equal quarterly installments. The first quarterly installment was declared on March 21, 2007 and is payable on April 30, 2007. During 2006, the Company’s Board of Directors declared dividends of $0.25 per share as well as a common stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. During 2005, the Company’s Board of Directors declared dividends of $0.25 per share.

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

As of December 31, 2006
Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	47,000	$9.228	-
Equity compensation plans not approved by security holders	-	-	-
Total	47,000	$9.228	-

ITEM 6:      SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from the Consolidated Financial Statements of the Company. The Company’s books and records are maintained in U.S. dollars, which is the Company’s functional currency. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other information included herein.

The Company is in the business of investing in, owning and operating vessels. As a result, the composition and size of the Company’s fleet may vary significantly year to year (see Note 3: Acquisitions and Sales of Vessels to the Consolidated Financial Statements in Item 8).

Consolidated Statements of Operations Data

	Years ended December 31

	2006	2005	2004	2003	2002
Charterhire and Other Income	$52,417,310	$35,396,519	$31,895,393	$35,797,522	$41,858,999
Commission on Charterhire	(541,978)	(532,281)	(759,673)	(895,394)	(1,100,422)
Vessel Operating Expenses	(23,186,469)	(13,983,069)	(16,821,562)	(17,875,984)	(19,547,436)
Amortization of Dry- docking Costs	(1,790,657)	(808,129)	(1,433,150)	(1,176,659)	(575,185)
Depreciation	(13,247,717)	(8,114,264)	(5,140,639)	(8,295,583)	(9,127,713)
General and Administrative Expenses	(2,689,630)	(2,254,864)	(2,577,213)	(1,419,368)	(1,382,587)
Income from vessel operations	10,960,859	9,703,912	5,163,156	6,134,534	10,125,656
Impairment Loss	-	-	-	(2,693,650)	(1,687,370)
Net Gain on sale of vessels	1,035,642	-	-	1,785,253	-
Recognized deferred gain on sale of vessels	4,763,338	4,515,383	-	-	-
Equity in (Loss)/Gain from Associated Companies	(288,627)	113,983	-	-	-
OPERATING INCOME	16,471,212	14,333,278	5,163,156	5,226,137	8,438,286
Interest Expense	(6,784,088)	(4,018,670)	(3,463,491)	(4,866,062)	(6,418,537)
Interest Income	462,084	454,037	156,964	110,603	127,559
(Loss)/Gains on debt extinguishment	-	-	(744,250)	2,620,477	94,598
NET INCOME	$10,149,208	$10,768,645	$1,112,379	$3,091,155	$2,241,906
Per Share amounts (1):
Basic Net Income	$1.07	$1.16	$0.12	$0.34	$0.25
Diluted Net Income	$1.06	$1.14	$0.12	$0.33	$0.24

(1) All prior period basic and diluted earnings per share calculations presented have been restated to reflect the impact of the stock dividends declared in March 2004 and April 2006.

Consolidated Balance Sheet Data

	December 31
	2006	2005	2004	2003	2002
Current Assets	$12,033,564	$15,733,128	$13,885,893	$19,727,175	$18,787,275
Current Liabilities	$39,242,508	$17,749,812	$11,980,513	$10,718,847	$20,869,488
Total Assets	$221,329,389	$148,742,523	$80,317,068	$87,316,016	$112,629,237
Long-term Debt	$124,269,936	$77,326,000	$37,500,000	$47,081,690	$65,461,243
Shareholders’ Equity	$48,247,207	$40,466,810	$30,836,555	$29,228,585	$25,788,339

_________________________________________________

ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with the selected consolidated financial data set forth above and the Consolidated Financial Statements included elsewhere in this Report.

OVERVIEW

Revenues and Expenses

Since its formation, the Company has been engaged in the business of investing in, owning and operating commercial cargo vessels. As of December 31, 2006, the Company owned interests in nineteen vessels. Fourteen LPG carriers were wholly owned. Each of the Company’s wholly owned vessels is owned, in turn, by a separate wholly owned subsidiary of the Company. In addition, the Company had a 50% interest in one LPG carrier and a 25.8% percent interest in four containerships.

The Company generally employs its vessels on time charter, bareboat charter or spot charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. In the case of bareboat charters, the Company receives a fixed charterhire per day for the vessel and the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two ports and the Company is paid for the cargo transported and pays for the voyage costs and operating costs.

In all chartering arrangements, both ship-owner and charterer will generally employ the services of one or more brokers, who are paid a commission on the total value of the daily charterhire or a lump sum payable under the charter party or contract.

The level of the Company's revenues and expenses will vary from year to year depending on, among other things, the number of vessels controlled by the Company during each year, the type of employment and the charter rates of the vessels.

Shipping markets

The Company’s primary focus is the carriage of Liquefied Petroleum Gas (LPG). LPG is a by-product of crude oil refining or natural gas production and it is considered a clean fuel relative to other fossil fuels.

The LPG trade is set to increase dramatically over the next five years as major Liquefied Natural Gas (“LNG”) terminals in Qatar, West Africa and other regions are completed. LPG production will represent between 5 and 10% of the off take of LNG, a significant increase over to-day’s capacity. These major projects will require additional ships as the production comes on line.

World seaborne trade of LPG stood at 76.4 million tons in 2005 and is forecasted to grow by over 30% to about 102 million tons by 2011 as pressure increases to reduce the production of green house gasses and to move towards cleaner forms of energy. LPG was commonly flared off in the production of crude oil, a practice which has now all but ceased.

The industry operates in three sectors. Very large gas carriers (“VLGC”) of circa 70,000 cbm or above operate as mother ships, transporting product mainly from the Arabian Gulf to various destinations. The Company owns four ships which fall into this category. In 2006, the market reached the highest recorded freights ($65 per ton on the bench mark AG/Japan voyage) and some of the lowest ($19 per ton).

As the Company was aware of the build-up of production caused by the commissioning of the new LNG plants, three of these four vessels were covered by pre-arranged time charters. The fourth vessel was on time charter for much of the year, returning to the spot market in the third quarter. Further period employment is expected to be arranged for this vessel as production builds up.

During the year 2006, the Company entered the mid-sized market purchasing three new vessels, between 15,000CBM and 21,000CBM. The market for this size was quite competitive, with strong rates experienced during 2006. The Company’s ships were purchased with contracts for periods ranging from two to five years, so the Company had no exposure to the spot market in 2006.

The small sector (3,500 to 6,000 cbm) was robust in 2006 with rates remaining historically firm. The Company’s small ships were employed during the year with most of the oil majors or traders, where they enjoy a good reputation.

The Company’s traditional strength is in our customer base and the relationships we share with our customers. This area remains a key area of development. As we expand the range of ship sizes in which we operate, we seek to expand our relationships with our customers in these additional size brackets. Marketing is conducted from our head office in Monaco with assistance from our new London office.

The table below demonstrates the variation in freight rates on the Arabian Gulf/Japan route. The table also shows the evolution of 12-month time charter rates for vessels of sizes and types similar to the Company’s ships.

LPG market	2004	2005	2006
Voyage rates ($/mt) Arabian Gulf/Japan	36.15	40.51	46.71
12-month time charter ($/day)
78,000 m3 average daily charter rate	27,822	33,538	37,327
15,000 m3 average daily charter rate	17,699	22,353	23,014
3,500 m3 average daily charter rate	6,247	7,566	7,401
Sources:           © Clarkson Research Services Limited; © Lorentzen & Stemoco;© Barry Rogliano Salles;
 © Inge Steensland AS.

The Company retained exposure to the Container market through its partial ownership of four 2500 TEU container ships. In 2006, the market for containerships was 30-35% lower than the average 2005 rates. The four container vessels, which are 25.8% owned by the Company are fixed on long term charters with A.P.Moller-Maersk until February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009, respectively. The timing of the contracts has resulted in the vessels earning rates below current market levels.

Market value of the fleet

On the basis of appraisals received from two leading independent shipbrokers, the average appraised value of the Company’s fully owned fleet in January 2007 was approximately $240,875,000 compared to a book value of $190,990,515 on December 31, 2006. The excess of appraised value over book value was approximately $49.9 million.

In January 2006, the appraised value of the Company’s fleet was approximately $174,675,000 compared to a book value of $121,991,571 at December 31, 2005. The excess of appraised value over book value was approximately $52.7 million.

Retained earnings.

As of December 31, 2006, the Company's retained earnings were nil.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER  31, 2005

Significant events during 2006

In 2006, the Company took further steps to focus on the LPG sector. Between March and July 2006, the Company purchased five LPG vessels representing a total capacity of 62,754 cbm, thereby starting to build a presence in the mid size sector. In June, the Company sold its small coastal bulkers, which it considered to be non-core to its main business. In the later part of the year, the Company sold the six smaller LPG vessels representing a total capacity of 20,668 cbm, each with a four year charterback. A portion of the cash raised from this transaction is expected to be reinvested in  the LPG sector (see Note 3. Purchase and sale of vessels to the financial statements in Item 8).

In 2006, for the first time since its formation, the Company changed technical managers on its fleet. The Company’s wholly owned vessels are now technically managed by Anglo Eastern, Hanseatic or Wallem. Management believes that moving to a competitive arms-length pool of service providers ensures best practice for the Company. The change of technical manager resulted in a heavy concentration of non-recurring transition costs of approximately $687,530, including the payment of three months’ cancellation management fees due to the previous manager, crew repatriation expenses, new crew traveling on-board, hiring and training costs, superintendent fees to supervise the manager change and upgrading to new managers’ standards among other things. This resulted in the incurrence of extra costs and a concentration of costs in a short period of time. These costs, which are included in vessel operating expenses, can be estimated to be approximately $687,530.  The detail of these costs is given below:

Cancellation fees	$229,500
Manning expenses	144,249
Repairs and maintenance	185,434
Stores	93,747
Spares	7,930
Superintendent fees	2,530
Lub oil	2,177
Others	21,963
Total	$687,530

In 2006, the Company incurred a significant amount of off-hire time related for the most part to the dry-dock of the La Forge. The dry-dock lasted approximately 125 days whereas a special survey dry-dock for a vessel of comparable size and age usually lasts approximately four to five weeks. The excess off-hire time cost approximately $1,790,886 to the Company in lost revenues. The lost trading days directly and adversely impacted the Company’s charterhire revenue and net income as the Company does not include off-hire time incurred to perform the dry-dock in the cost of dry-dock. The cost of the dry-dock also exceeded the budgeted amounts. Dry-dock costs are deferred and amortized over five years to the next intermediate or special survey. The technical managers responsible have been changed and the vessel is now back in full operation. Following the extended dry-docking of the vessel, the charterers lodged a claim against the Company for damages arising out of the deprivation of use of the vessel and the Company has recorded a reserve of $1,050,000 in this regard which it will seek to recover from the technical manager.

Net income in 2006 was negatively impacted by other factors. The Company wrote off $220,210 of issuance costs of the loan granted by Scotiabank in July 2006 (see Note 6. Long term debt). The late delivery by the sellers of Tycho Brahe and Immanuel Kant on July 24, instead of July 1 as planned, resulted in the receipt of compensation of $613,455, which was recorded as a reduction in purchase price (see Note 3: Acquisitions and sale of vessels to the Consolidated Financial Statements in Item 8). If such delivery had occurred on time, net income would have been approximately $450,000 higher.

The following table illustrates the effects of the events discussed above on the Company’s earnings in 2006. The non-GAAP disclosure of earnings is not preferable to GAAP net earnings but is shown as a supplement to such disclosure for comparability to the prior years’ earnings.

	2006	2005	2004
Net income, before costs related to La Forge dry-dock, change of managers, loss on debt extinguishment and lost income related to late delivery of two vessels acquired in July	$14,347,834	$10,768,645	1,856,629
Per share	$1.51	$1.16	$0.20

La Forge excess dry-dock off-hire	(1,790,886)	-	-
Provision for the La Forge settlement	(1,050,000)
Costs related to change of managers	(687,530)	-	-
Loss on early debt extinguishment	(220,210)	-	(744,250)
Lost income related to late delivery of two vessels acquired in July	(450,000)	-	-

Net income, as reported	$10,149,208	$10,768,645	$1,112,379
Per share	$1.07	$1.16	$0.12

On December 18, 2006, the Company signed agreements to sell the LPG carriers Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”) for a total price of $52 million and to charter back the vessels for four years. The actual delivery of the vessels is to take place in 2007. As part of the transaction, the Company will take a stake of approximately 25% of LTF, which will make it the largest shareholder in the buying company (see Note 3: Acquisitions and sale of vessels to the Consolidated Financial Statements in Item 8).

Revenue

The Company had gross revenue from charterhire and other sources of $52,417,310 for the year ended December 31, 2006, a 48% increase from gross revenue of $35,396,519 in 2005. The revenue increase resulted principally from the acquisition of five vessels (see Note 3: Acquisitions and sales of vessels to the Consolidated Financial Statements in Item 8) and from a general increase in the charter rates of LPG vessels. The increase was partially offset by the lost revenues related to the dry-docks, in particular the dry-dock of La Forge as discussed above. The incident of the Kew Bridge did not generate any off-hire in 2006, as the Company received the hire from insurance or from charterers, and therefore had no incidence on revenues.

The average revenue per day per vessel was $11,770 in 2006 compared to $10,066 in 2005. The increase was due to higher charter rates, the purchase of larger vessels and the fact that some vessels were employed on a voyage basis rather than on time charter. In 2006, the Company's on-hire performance of the vessels was 93.12% on a potential 4,329 days compared to 97.6% on a potential 3,021 days in 2005. In 2006, the vessels experienced off-hire time for the following reasons: (i) 3.41% of the total available days were lost due to dry-docking and planned repair time, (ii) 2.18% of the total available days were lost due to technical reasons (“operating off-hire”) and (iii) 1.29% of the total available days were lost due to positioning or waiting for employment.

Costs and Expenses

Commissions on charterhire were $541,978 in 2006, a 1.8% increase from $532,281 incurred during 2005. Commissions decreased from 1.5% of revenues in 2005 to 1.0% in 2006. This decrease was principally due to the lack of commissions on the charterhire of some vessels acquired.

Vessel operating expenses plus amortization of dry-docking costs totaled $24,977,126 for the year ended December 31, 2006, representing an increase of 69% from 2005 in which vessel operating expenses plus amortization of dry-docking amounted to $14,791,198. Vessel operating expenses comprise vessel running costs, direct costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs were 47.6% in 2006 compared to 41.8% in 2005. The increase in operating expenses was due to several factors: the Company acquired five vessels in 2006, the Company recorded an accrual of $1,050,000 for the settlement of the La Forge dispute with the vessel charterers and, finally, several vessels were operated on voyage charters. For voyage charters, the vessel is contracted for a voyage between two ports: the Company is paid for the tonnage transported and pays for all voyage costs, including port expenses and bunker, in addition to the operating expenses of the vessels, such as crew costs, insurance, repairs and maintenance.

As a result of the change in technical managers in the third quarter of 2006, the Company incurred a heavy concentration of expenses and non-recurring expenses relating to extra crew travel, superintendent fees, training costs and three months of cancellation fees. These costs were approximately $687,530.

Depreciation was $13,247,717 for the year ended December 31, 2006, compared to $8,114,264 in 2005.  The increase in depreciation was principally due to the purchase of five LPG vessels in 2006.

General and administrative expenses were $2,689,630 for the year ended December 31, 2006, compared to $2,254,864 in 2005. This represented 5.1% of revenue in 2006 compared to 6.4% of revenue in 2005. On January 4, 2006, the Company opened an office in London having annual rent equal to approximately $88,800. On June 1, 2006, the Monaco office was moved to new premises having annual rent equal to approximately $47,800. In 2006, the Company’s lease and rates expense amounted to $202,514 compared to $89,167 in 2005 and $87,206 in 2004. The London and Monaco offices employed four and five people, respectively, on a full time basis as of March 1, 2007.

Impairment Loss

As of December 31, 2006, the Company evaluated the recoverability of its vessels in accordance with FAS 144 and determined that no provision for impairment loss was required. As of December 31, 2005, the Company similarly determined that no provision for impairment loss was required.

Interest Income and Expense

Interest expense was $6,784,088 for the year ended December 31, 2006 compared to $4,018,670 in 2005 and represented 12.9% of revenue compared with 11.3% in 2005. The increase in interest expense resulted from the increase in the Company’s debt related to its acquisition of five vessels (see Note 6: Long Term Debt to the Consolidated Financial Statements in Item 8).

The Company had entered into an interest rate swap agreement as a result of which the variable rate of the loan granted by Fortis Bank in April 2005 (the “Fortis Loan”), exclusive of margin, had been fixed at 3.075 % until October 2007. Since this loan was to be prepaid in 2007 with the sale of the small LPG vessels, the swap agreement was terminated on December 21, 2006 and the Company received $386,800, the value of the swap on such date. This amount was recorded as a reduction of interest expense.

In addition, the Company recorded a loss on debt extinguishment of $220,210 representing the write off of the unamortized balance of the debt issuance costs incurred in 2005 in connection with the $68 million Scotia Loan.

Interest income was $462,084 in 2006 compared to $454,037 in 2005.

Deferred gain on sale of vessels

Recognized deferred gain was $4,763,338 in 2006 compared to $4,515,383 in 2005. Recognized deferred gain represents the portion of deferred gain on the sale of assets recognized as income during the year. Unrecognized deferred gain at December 31, 2006 was $8,436,563, which is expected to be recognized during 2007, 2008 and 2009.

Gain on sale of vessels

In June 2006, the Company sold two coastal bulk carriers to an unrelated third party for a net price of $1,229,495. The sale generated a net gain of $1,035,642.

Equity in (Loss) / Income of associated companies

Equity in net loss of associated companies was $288,627 for the year ended December 31, 2006 compared to equity in net income of associated companies $113,983 for the year ended December 31, 2005.

	2006	2005

MUNIA share of net income	$582,895	$389,764

Waterloo share of net loss	$(871,522)	$(275,780)
Equity in( losses) / income of associated companies	$(288,627)	$113,983

In January 2005, the Company invested $4 million in MUNIA and MUNIA simultaneously purchased four container vessels from the Company (see Note 4: Investments in associated companies to the Consolidated Financial Statements in Item 8). The Company’s 25.8% share of MUNIA’s net income was $582,895 for the year ended December 31, 2006 compared to $389,764 for the year ended December 31, 2005. The Company received dividends of $360,000 in 2006 and $110,000 in 2005. The operating expenses of the vessels exceeded the guaranteed level in 2006 and $198,604 was paid to MUNIA under the guarantee. In 2005, $44,453 was paid to Munia under the guarantee in relation to the Maersk Barcelona incident (see Contingent liabilities). The on-hire performance of the container vessels was 98.33% on a potential 1,460 days in 2006 and 99.9% on a potential 1,460 days in 2005. The off-hire was due to the dry-dock of one of the vessels in December 2006. Such dry-dock had not been anticipated at the time of the sale to MUNIA and in order to effectuate the dry-dock, MUNIA agreed to waive its rights under the operating guarantee and MUNIA and the Company agreed to share in the costs of the dry-dock. The Company’s share of the dry-dock approximately $1.1 million was recorded as an increase of its investment in MUNIA.

In April 2005, the Company invested in Waterloo Shipping Limited (“Waterloo”), a joint venture company set up on a 50/50 basis by the Company and Petredec Limited to acquire the LPG carrier Galileo (see Note 4: Investments in associated companies to the Consolidated Financial Statements in Item 8). The Company’s 50% portion of Waterloo’s net loss was $871,522 for the year ended December 31, 2006 compared to $275,780 for the year ended December 31, 2005. The Galileo was dry-docked in 2006 and extensive upgrading was performed to enable the vessel to trade for an additional five years. As a result, the on-hire performance of the Galileo was 64.3% on a potential 365 days in 2006 compared to 86.7% on a potential 270 days in 2005. The off hire associated with the time in dry-dock decreased Waterloo’s revenues and net income by approximately $2,050,212 in 2006. Reflecting the extensive upgrading performed, the total cost of the dry-dock was approximately $5.6 million.

As a result of the extended life of the ship, the charter with Petredec was extended by an additional year to April 2010. In order to fund the cost of the dry-dock, the Company and Petredec each advanced an additional $1,850,000 to Waterloo in 2006 and expect to make further advances in 2007. The Company’s investment in Waterloo was $3,184,620 at December 31, 2006 compared to $2,206,143 at December 31, 2005. In addition, Waterloo borrowed an additional $2 million under the Danish Ship Finance loan. As of December 31, 2006, the amount outstanding under the loan was $9,539,064 and repayable in 14 quarterly repayments of $735,156 (first twelve), $342,192 (thirteenth) and $375,000 (fourteenth). The Galileo was valued in January 2007 by two leading independent brokers at $22 million as against a book value of $17.6 million as of December 31, 2006.

Net Income

Net income for the year ended December 31, 2006 was $11,054,501 as compared to a net income of $10,768,645 for the year ended December 31, 2005.

Impact of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the foreseeable future. Inflation has a moderate impact on operating expenses, dry-docking expenses and corporate overhead.

Subsequent events

On February 2, 2007, the Company paid the fourth quarterly dividend installment of $594,259 ($0.0625 per share) which was declared in 2006.

As discussed in Note 3 to the consolidated financial statements in Item 8, the Company delivered five of six vessels to LTF in January 2007. Upon actual delivery of the vessels, the Company received $42 million, prepaid $17,973,435, the corresponding portion of the Fortis Loan and reinvested $4,361,539 in LTF for 25% of the equity. The net proceeds to the Company were approximately $19,665,026. The delivery of the remaining vessel is expected to take place mid 2007. The Company expects to reinvest the excess proceeds in other LPG vessels and is considering several potential acquisitions. However, the Company does not currently have any commitment for capital expenditures.

As of February 19, 2007, after nine and a half years with the Company, Ms. Sergent, the Company’s Chief Financial Officer accepted a position with another shipping company and will leave the Company on or about April 2, 2007. The Board of Directors offered Ms Sergent its thanks for her time and contributions to the Company especially during the last 2.5 years when the Company initiated its new business strategy and its fortunes improved. She will be replaced on an interim basis by Mr. Gorchakov, the Company’s Chief Investment Officer.

In February 2007, the Company made an additional advance of $500,000 to Waterloo to fund the cost of the dry-dock that took place in 2006.

In February 2007, the Company posted a $2.5 million bank guarantee in favor of the La Forge charterers. The bank’s guarantee is secured by a cash deposit of $2.5million. In March 2007, the charterers agreed to substantially reduce the quantum of their claim if a settlement could be reached out of court and the Company considered the settlement proposal worth accepting rather than incurring the costs of arbitration.  The Company received a settlement proposal of $1,050,000 net of hire due to the Company from the charterers.  The $2.5 million guarantee will be cancelled once a settlement is concluded with the La Forge charterers.

On March 5, 2007, the Company prepaid $3,246,414, the portion of the Fortis Loan attributable to the London Bridge and Blackfriars Bridge. After this prepayment, the amount outstanding on the Fortis Loan as of March 15, 2007 was $4,186,818, corresponding to the attributable portion outstanding on the remaining vessel to be delivered to LTF in June 2007. This amount will be prepaid at the time of sale of the vessel.

On March 21, 2007, the Board of Directors declared the dividend first quarterly installment of $0.0625 which is payable on April 30, 2007.

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

Following various share transactions that took place in 2005, by the end of 2005, Navalmar owned approximately 45.2% of the Company while V.Ships owned approximately 3.2% of the Company.

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

Interest Income and Expense

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

Deferred gain on sale of vessels

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

In January 2005, the Company invested $4 million in MUNIA (see Note 4: Investments in associated companies to the Consolidated Financial Statements in Item 8). The Company’s 25.8% share of MUNIA’s net income amounted to $389,764 for the year ended December 31, 2005. The on-hire performance of the container vessels was 99.9% on a potential 1,460 days in 2005. The Company received dividends of $110,000 in July 2005 and $180,000 in January 2006. The operating expenses of the vessels were approximately at the guaranteed level in 2005 and no payment were made or received under the guarantee, except for the expenses accrued in relation to the Maersk Barcelona incident.

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

Impact of Inflation

We do not consider inflation to be a significant risk to the cost of doing business in the foreseeable future. Inflation has a moderate impact on operating expenses, dry-docking expenses and corporate overhead.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States requires that Management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. The critical accounting policies are those that are considered to involve a higher degree of judgment in their application.

Revenue recognition

The Company employs its vessels on time charter, bareboat charter or voyage charter. With time and bareboat charters, the Company receives a fixed charterhire per on-hire day. Time and bareboat charter revenue is recognized on an accrual basis and is recorded over the term of the charter as service is provided. In the case of voyage charters, the vessel is contracted for a voyage between two or several ports: the Company is paid for the cargo transported. Voyage charter revenue is recorded based on the percentage of service completed at the balance sheet date. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Hire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year. Other income consists of demurrage, pooling of income or lump sum expenses and guarantee fees and is recognized as received, which approximates when it is earned.

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

Deferred dry-dock cost

Our vessels are dry-docked approximately every 30 to 60 months for major repairs and maintenance that cannot be performed while the vessels are operating. We capitalize the costs associated with the dry-docks as they occur and amortize these costs on a straight line basis over the period between dry-docks. Costs capitalized as part of the dry-dock include actual costs incurred at the dry-dock yard; cost of fuel consumed between the vessel’s last discharge port prior to the dry-dock and the time the vessel leaves the dry-dock yard; cost of hiring riding crews to effect repairs on a ship and parts used in making such repairs that are reasonably made in anticipation of reducing the duration or cost of the dry-dock; cost of travel, lodging and subsistence of our personnel sent to the dry-dock site to supervise; and the cost of hiring a third party to oversee a dry-dock. We believe that these criteria are consistent with GAAP guidelines and industry practice, and that our policy of capitalization reflects the economics and market values of the vessels.

Impairment of long-lived assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144.

To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market values are assessed by the Management on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels. If a vessel is in the process of being sold, the sale price is deemed to be its market value and no broker appraisals are made.

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

The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of the vessel exceeds the carrying value involve a considerable degree of estimation on the part of Management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the vessels. The most significant assumptions used are:

-
The time of final disposal corresponds to the estimated useful life of the vessel: 25 years for a container vessel or 30 years for an LPG vessel, or the end of the current charter if longer. These assumptions are identical to the ones used for depreciation purposes.

-
The estimated value at time of disposal is the estimated scrapping price, calculated as lightweight of the vessel in tons times a certain price per ton, estimated by Management relative to market price.

-	The projected increase in costs and in revenues is equal to the current inflation rate.
-
The charter rates used in such computations are estimated by Management on the basis of past historical rates and modulated by its assessment of current and expected future economic and industry trends. They are subjective as they correspond to the Company’s best estimate of an average long term rate.

-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks,
-
Days on hire are estimated at a level consistent with the Company’s on-hire statistics (see Management’s discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Revenue).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

The Company’s investment in MUNIA is also reviewed for impairment at year end and at each quarter end. To consider whether there is an indication of impairment, the Company compares the fair market value or estimated scrap value of each container vessel at the end of the reporting period with the amount which corresponds to a full recovery of the investment (see Note 4: Investment in Associated Companies to the consolidated financial statements in Item 8). The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144. Whenever the fair market value or the estimated scrap value of a vessel is below the amount necessary for the Company to recover its investment corresponding to such vessel, the Company considers there is a potential impairment and performs a recoverability test. To perform the recoverability test, the Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value.

The Company’s investment in Waterloo is also reviewed for impairment at year end and at each quarter end in accordance with the Company’s impairment review policies

LIQUIDITY AND SOURCES OF CAPITAL

Cash and working capital

The Company had $1,838,044 in available cash on December 31, 2006 compared to $12,292,015 at December 31, 2005. In addition, on December 31, 2006, deposits totaling $4,594,402 compared to $1,759,237 at December 31, 2005 were placed in a retention account pledged to guarantee the Company’s performance under the Scotia Loan agreement. The Company’s loan agreements contain debt covenants that require minimum liquid assets of $5,000,000 as defined in the loan agreements.

The ratio of current assets to current liabilities decreased from 0.89 at December 31, 2005 to 0.31 at December 31, 2006. The decrease in liquidity was due to a combination of factors described below and was restored in January 2007, as expected, following the sale of the small LPG vessels.  The acquisition of five LPG carriers in 2006 for $82,221,718 was financed with approximately $8.2 million of Company’s cash and $74 million of additional long term debt. As a result of the acquisitions, the Company’s cash balances decreased by approximately $ 8.2 million and the current portion of long term debt increased by approximately $14 million. The three largest vessels were purchased with long term charters which are expected to provide cash flow sufficient to cover the interest and principal repayments. Another factor which contributed to the reduced liquidity was the dry-dock costs of $6,901,638 incurred in 2006, a portion of which resulted in a large increase in accounts payable and accruals at year end. Liquidity was restored in January 2007 following the sale of five of the six small LPG carriers and the receipt of net proceeds of $19,665,026 (see Subsequent events).

Accounts payable increased from $747,692 at December 31, 2005 to $4,290,287 at December 31, 2006. Accounts payable included approximately $2 million of expenses related to the dry-docking of vessels and accounts payable of the recently acquired vessels.

Accrued expenses increased from $2,466,845 at December 31, 2005 to $4,338,367 at December 31, 2006. The increase was due to dry-dock costs, for which the final invoice had not yet been received as of December 31, 2006, to accruals of the recently acquired vessels and to the $1,050,000 accrued for the La Forge settlement.

Inventories increased from $406,643 at December 31, 2005 to $1,592,890 at December 31, 2006 because of the inventories of the recently acquired vessels and the acquisition of the bunker of the three vessels trading on voyages at the end of December 2006. For voyage charters, the vessel is contracted for a voyage between two ports. The Company is paid for the tonnage transported and pays for all voyage costs, including port expenses and bunker, in addition to the operating expenses of the vessels, such as crew costs, insurance, repairs and maintenance.

Operating activities

The Company generated cash flows from operations of $16,531,808 in 2006 compared to $14,437,039 in 2005. The increase was due to the purchase of five vessels in 2006 and to higher charter rates. However, the cash flow generated by operations was adversely impacted by the dry-dock of the La Forge and the change of technical managers.

During the second and third quarter of 2006, the Company incurred a significant amount of off-hire related for the most part to the dry-dock of the La Forge. The dry-dock lasted approximately 125 days whereas a special survey dry-dock for a vessel of comparable size and age usually lasts approximately 4 to 5 weeks. The excess off-hire was approximately $1,790,886. It directly and adversely impacted the Company’s net income as the Company does not include off-hire time incurred to perform the dry-dock in the cost of dry-dock. The cost of the dry-dock also exceeded the budgeted amounts. Dry-dock costs are deferred and amortized over five years to the next intermediate or special survey. The technical managers responsible have been changed and the vessel is now back in full operation.

For the first time in 18 years, the Company changed technical managers on its fleet. The vessels are now technically managed by Anglo Eastern, Hanseatic or Wallem. Management believes that moving to a competitive arms-length pool of service providers ensures best practice for the Company. The change of manager resulted in non-recurring costs of approximately $687,530 which were included in the operating expenses.

In 2006, the Company dry-docked three vessels at a cost of $6,901,638. In 2005, the Company dry-docked four vessels at a cost of $1,920,922. The cost of a dry-dock depends on the size and age of the vessel. The dry-dock is an investment in the ship upgrading and life extension that is considered by management to be essential to strengthen the quality of operations the Company wishes to offer its customers.

Investing activities

In 2006, the Company purchased five LPG carriers for a total cost of $82.2 million, including pre-operating and acquisition costs (see Note 3: Acquisitions and sales of vessels to the Consolidated Financial Statements in Item 8). The acquisitions were funded with the Company’s cash holdings and long term debt of $74 million (see Note 8: Long term debt to the Consolidated Financial Statements in Item 8).

In 2006, the Company sold the two coastal bulk carriers for net proceeds of $1,229,495.

In 2006, the Company made additional contributions of $1,850,000 to Waterloo to partially fund the dry-dock of Galileo. The Company also contributed $1,113,876 to MUNIA for the dry-dock of the Belawan and received $360,000 from MUNIA in dividends.

 The level of restricted cash fluctuates as monthly transfers are made under the Scotia Loan agreement to retention accounts, which are applied in discharge of the next principal and interest payment due under the loan.

Consistent with the establishment of new and modern offices, the Company purchased $242,283 worth of furniture and equipment in 2006, concurrent with the Company’s occupation of its new offices both in Monaco and London.

Financing activities

During 2006, the Company repaid net borrowings of $73,888,888 and borrowed $134,884,000 to partially finance the acquisition of five vessels. The Company’s long term debt, including the current portion, increased from $89,442,000 as of December 31, 2005 to $150,437,112 as of December 31, 2006.

Dividend and dividend Policy

The Company paid a dividend of $0.25 per share in 2006 in four equal quarterly installments for a total of $2,377,035. The last installment of $0.0625 per share, amounting to $594,259, was paid on February 2, 2007.

In March 2005, the Company announced that the Board of Directors initiated a cash dividend policy. Under the policy, the Board plans to declare quarterly dividends to shareholders and make dividend payments in May, August, November and February of each year. Any dividends paid will be subject to the terms and conditions of the Company’s loan agreements.

Contractual debt obligations

The Company loan agreements contain financial covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth, all as defined in the loan agreements. The Company has complied with all applicable debt covenants, or received the appropriate waivers from lenders, for all periods presented.

In January 2007, the Company prepaid $17,973,435, the portion of the Fortis Loan attributable to the five vessels sold to LTF. In March 2007, the Company prepaid $3,256,414, the portion of the Fortis Loan attributable to the Blackfriars Bridge and London Bridge. The amount outstanding on the Fortis Loan as of March 15, 2007 was $4,186,818, corresponding to the attributable portion of the vessel to be delivered to LTF in June 2007. This amount will be prepaid at the time of sale of the vessel. As of March 15, 2007, after the prepayments and the capitalization of the lease obligations related to the five vessels sold, the Company's contractual obligations were as follows:

Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Fortis Loan	$4,186,818	$4,186,818	-	-	-
Scotia Loan	$120,544,750	$19,389,400	$34,026,050	$29,993,300	$37,136,000
Capitalized lease obligations	$42,000,000	$8,859,301	$20,579,654	$12,561,045	-
Total	$166,731,568	$32,435,519	$54,605,704	$42,554,345	$37,136,000

Future cash requirements

In 2007, the Company expects to dry-dock one vessel for an estimated total cost of approximately $1,800,000. In February 2007, the Company advanced $500,000 to Waterloo and expects to make additional contributions in 2007, not to exceed $500,000. These advances are necessary to pay for the dry-dock costs of the vessel that took place in 2006.

Management believes that the Company with its current arrangements has sufficient funds to enable the Company to meet its liquidity requirements throughout 2007. In particular, the sale of the small LPG vessels to LTF will provide approximately $24.4 million of net proceeds to the Company in 2007. Out of this amount, $19.7 million was received in January 2007. The balance will be received at the time of the sale of the last vessel in June 2007.

Guarantees and Off-Balance Sheet Financial Arrangements

The Company issued guarantees in relation to the Fortis and Scotia loans (see Note 8: Long term debt to the Consolidated Financial Statements in Item 8). In addition, the Company issued a guarantee of $850,000 in relation with the loan granted by Danish Ship Finance to Waterloo (see Note 4: Investment in Associated Companies to the Consolidated Financial Statements in Item 8).

In connection with the sale of the container vessels to MUNIA in January 2005, the Company agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009, for each vessel, or earlier in case of sale or total loss of a vessel. As a result, the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in revenues. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time (see Note 4: Investment in Associated Companies to the Consolidated Financial Statements in Item 8).

In connection with the sale of the small LPG vessels in January 2007, the Company agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day and per vessel for four years after the delivery of each vessel.

The Company had no other off-balance sheet financial arrangements as of December 31, 2006.

Contingencies

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros ($949,464 equivalent at December 31, 2006 exchange rate) and the captain 80,000 euros ($105,496 equivalent at December 31, 2006 exchange rate) by the French court, a judgment which they intend to appeal. All the expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was unintentional.

In the third quarter of 2006, the Kew Bridge suffered a grounding incident in Ratnagiri off the West Coast of India and was re-floated with a combination of lightening cargo from the vessel into another ship and by pulling with tugs. In 2006, the incident did not materially impact the Company’s revenues as the off-hire was covered by insurance and charterers until January 14, 2007. The repairs on the vessel started in February 2007 and are currently expected to be finished in June 2007. The Company is currently engaged in discussions with the charterers with regard to compensating the Company for a portion of lost revenues in 2007. The Company has not been required to advance any material funds in connection with this incident and Management does not believe that the Company will incur significant costs related to the incident as repair costs are expected to be covered by insurance.

        Following the extended dry-docking of La Forge in 2006, the charterers lodged a claim against the Company for damages arising out of the deprivation of use of the vessel and compensation was demanded for the additional cost of hiring replacement vessels. The Company intended to challenge this claim; however the charterers agreed to substantially reduce the quantum of their claim if a settlement could be reached out of court and the Company considered the settlement proposal worth accepting rather than incurring the costs of arbitration. The Company received a settlement proposal of $1,050,000 net of hire due to the Company from the same charterers and adjusted accruals to an equal amount. The Company will seek to recover the full amount lost from the technical managers who actually budgeted, planned and executed the dry dock.

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

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its customers, suppliers and service providers.  Further, the Company indemnifies its Directors and officers who are, or were, serving at the Company’s request in such capacities.  The Company’s maximum exposure under these arrangements is unknown as of December 31, 2006.  The Company does not anticipate incurring any significant costs relating to these arrangements.

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

Impact of Interest Rate fluctuations

As of December 31, 2006, the Company had $123,326,000 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of September 30, 2006	Notional amount	Fair value	Interest rate	Expiration
First swap / Scotia Loan	$35,682,500	289,830	4.580%	April 2010
Second swap / Scotia Loan	$21,643,500	486,428	4.545%	April 2010
Third swap / Scotia Loan	$8,000,000	(127,713)	5.700%	April 2010
Fourth swap / Scotia Loan	$58,000,000	(1,005,462)	5.690%	April 2011
Total	$123,326,000	(356,917)

As a result, as of December 31, 2006, the Company had $27,111,112 of variable interest debt whose interest rates have not been fixed. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $233,415. However, out of this amount $19,667,879 was repaid in January 2007 and $3,256,414 in March 2007 through prepayments and scheduled repayment, leaving only $4,186,818 of variable interest rate debt at the end of March 2007.

Impact of currency fluctuations

The Company’s functional currency is the US dollar; however, a number of trade transactions related to normal vessel operations are performed in other currencies. Trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates and therefore recorded at fair value. The Company does not hold any other assets or liabilities denominated in foreign currencies. Increasing weakness of the United States dollar could have a negative impact on the Company’s overheads as approximately 61% of the general and administrative expenses are either in Euros or pounds sterling.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules for MC Shipping Inc. and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective consolidated financial statements or notes thereto.
______________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
MC Shipping Inc.

We have audited the accompanying consolidated balance sheets of MC Shipping Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) of Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 9 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial accounting Standards no. 123(R), “Share Based Payment”, as revised, effective January 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MC Shipping Inc. and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Moore Stephens Hays LLP

New York, NY
March 30, 2007

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	DECEMBER 31	DECEMBER 31
	2006	2005
CURRENT ASSETS

Cash	$1,838,044	$12,292,015
Restricted cash	4,594,402	1,759,237
Charterhire receivables	1,668,948	13,583
Recoverable from insurers, net	1,037,523	68,807
Inventories	1,592,890	406,643
Receivables from affiliates	-	202,208
Prepaid expenses and other current assets	1,301,757	990,635
TOTAL CURRENT ASSETS	12,033,564	15,733128

VESSELS, AT COST	236,127,238	155,406,193
Less – Accumulated depreciation	(45,136,723)	(33,414,622)
	190,990,515	121,991,571

OTHER ASSETS
Investments in associated companies	8,801,155	6,485,906
Furniture and equipment (net of accumulated depreciation of $26,638 at December 31, 2006 and $13,596 at December 31, 2005)	225,071	3,139
Dry-docking costs (net of accumulated amortization of $3,457,217 in 2006 and $1,772,673 in 2005)	8,056,312	3,139,184
Debt issuance cost (net of accumulated amortization of $99,395 in 2006 and $68,511 in 2005)	432,024	429,290
Other assets	790,748	960,305

TOTAL ASSETS	$221,329,389	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	DECEMBER 31	DECEMBER 31
	2006	2005

CURRENT LIABILITIES
Accounts payable	$4,290,287	$747,692
Charterhire received in advance	1,518,088	801,043
Accrued expenses	4,338,367	2,466,845
Payable to affiliates	369,423	-
Accrued interest	1,964,908	1,061,128
Dividend payable	594,259	557,104
Current portion of long term debt	26,167,176	12,116,000
TOTAL CURRENT LIABILITIES	39,242,508	17,749,812

LONG TERM DEBT
Secured loans, net of current portion	124,269,936	77,326,000
OTHER LIABILITIES	1,133,175	-
DEFERRED GAIN ON SALE OF VESSELS	8,436,563	13,199,901

TOTAL LIABILITIES	173,082,182	108,275,713

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value - 20,000,000 shares authorized 9,508,141 shares issued and outstanding at December 31, 2006 (8,913,658 at December 31, 2005)	95,081	89,137
Additional paid-in capital	48,459,807	49,411,285
Retained earnings / (deficit)	-	(10,024,072)
Accumulated other comprehensive (loss) / income	(307,681)	990,460
TOTAL SHAREHOLDERS’ EQUITY	48,247,207	40,466,810

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$221,329,389	$148,742,523

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

 MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	FOR THE YEARS ENDED DECEMBER 31
	2006	2005	2004

CHARTERHIRE AND OTHER INCOME	$52,417,310	$35,396,519	$31,895,393

COSTS AND EXPENSES
Commission on charterhire	(541,978)	(532,281)	(759,673)
Vessel operating expenses	(23,186,469)	(13,983,069)	(16,821,562)
Amortization of dry-docking costs	(1,790,657)	(808,129)	(1,433,150)
Depreciation	(13,247,717)	(8,114,264)	(5,140,639)
General and administrative expenses	(2,689,630)	(2,254,864)	(2,577,213)
INCOME FROM VESSEL OPERATIONS	10,960,859	9,703,912	5,163,156

Net gain on sale of vessels	1,035,642	-	-
Recognized deferred gain on sale of vessels	4,763,338	4,515,383	-
Equity in (loss) / income of associated companies	(288,627)	113,983	-
OPERATING INCOME	16,471,212	14,333,278	5,163,156

OTHER INCOME/(EXPENSES)
Interest expense	(6,784,088)	(4,018,670)	(3,463,491)
Interest income	462,084	454,037	156,964
Loss on early debt extinguishment	-	-	(744,250)
NET INCOME	$10,149,208	$10,768,645	$1,112,379
EARNINGS PER SHARE:
Basic earnings per share	$1.07	$1.16	$0.12
Diluted earnings per share	$1.06	$1.14	$0.12
Basic weighted average number of shares outstanding	9,472,458	9,300,224	9,190,656
Diluted weighted average number of shares outstanding	9,554,995	9,467,942	9,296,033

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares Issued	Common Stock at par Value	Treasury Stock At cost	Additional Paid-in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive (loss) / income	Total Shareholders’ Equity	Comprehensive Income

December 31, 2003	8,530,238	$85,302	$(891,806)	$52,135,576	$(21,905,096)	$(195,391)	$29,228,585
N Net Income					1,112,379		1,112,379	$1,112,379
Other comprehensive income:
Foreign currency translation adjustment						(39,231)	(39,231)	(39,231)
Unrealized gains on cash flow hedges						371,724	371,724	371,724
Realization of accumulated unrealized losses on cancelled cash flow hedges						124,500	124,500	124,500
Total Comprehensive Income								$1,569,372
T Issuance of stock to Directors	12,052	121		19,879			20,000
Exercise of stock options	29,901	299		18,299			18,598
Stock dividend declared	193,783	1,938	891,806	(893,744)			-
December 31, 2004	8,765,974	87,660	-	51,280,010	(20,792,717)	261,602	30,836,555
N Net Income					10,768,645		10,768,645	$10,768,645
Other comprehensive income:
Foreign currency translation adjustment						(22,117)	(22,117)	(22,117)
Unrealized gains on cash flow hedges						750,975	750,975	750,975
Total Comprehensive Income								$11,497,503
Issuance of stock options related to compensation plans				74,932			74,932
Issuance of stock to Directors	4,766	48		14,952			15, 000
Exercise of stock options	142,918	1,429		261,266			262,695
Cash dividend declared				(2,219,875)			(2,219,875)
December 31, 2005	8,913,658	89,137	-	49,411,285	(10,024,072)	990,460	40,466,810
Net Income					10,149,208		10,149,208	$10,149,208
Other comprehensive income
Foreign currency translation adjustment						19,081	19,081	19,081
Unrealized loss on cash flow hedges						(1,317,222)	(1,317,222)	(1,317,222)
Total Comprehensive Income								$8,851,067
Issuance of stock to Directors	2,056	20		19,980			20,000
Stock dividend declared	453,029	4,530		(4,530)			-
Cash dividend declared				(2,251,899)	(125,136)		(2,377,035)
Exercise of stock options	139,398	1,394		1,284,971			1,286,365
December 31, 2006	9,508,141	$95,081	-	$48,459,807	$-	$(307,681)	$48,247,207

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31
	2006	2005	2004
NET INCOME	$10,149,208	$10,768,645	$1,112,379
Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation	13,247,717	8,114,264	5,140,639
Recognized deferred gain on sale of vessels	(4,763,338)	(4,515,383)	-
Amortization of dry-docking costs	1,790,657	808,129	1,433,150
Amortization of debt issuance costs	30,884	58,188	128,092
Net gain on sale of vessels	(1,035,642)	-	-
Loss on debt extinguishment	220,210	-	744,250
Equity in (loss) / income of associated companies	288,627	(113,983)	-
Share-based compensation to Directors	20,000	15,000	20,000
Share-based employee compensation	-	74,932	-
Changes in Operating Assets and Liabilities:
Charterhire receivables	(1,655,365)	(8,748)	8,276
Recoverable from insurers	(968,716)	(13,278)	752,001
Inventories	(1,186,247)	637,710	(461,965)
Receivables from / payable to affiliates	571,631	(121,716)	(4,398)
Prepaid expenses and other current assets	(311,122)	(670,852)	(94,073)
Dry-docking costs capitalized	(6,901,638)	(1,920,922)	(368,579)
Accounts payable	3,542,595	217,732	(82,799)
Accrued expenses and charterhire received in advance	2,588,567	(362,742)	(1,389,379)
Accrued interest	903,780	1,470,063	(416,504)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,531,808	14,437,039	6,521,090

INVESTING ACTIVITIES
Purchases of vessels	(82,221,718)	(83,220,649)	-
Investments in associated companies	(2,603,876)	(6,371,924)	-
Proceeds from disposals of vessels	1,229,495	29,802,138	-
Purchase of furniture and equipment and other assets	(242,283)	(3,531)	(197)
(Increase) / decrease in restricted cash	(2,835,165)	3,240,763	(4,384,545)

NET CASH USED IN INVESTING ACTIVITIES	(86,673,548)	(56,553,203)	(4,384,742)

FINANCING ACTIVITIES
Repayments of long-term debt	(73,888,888)	(23,558,000)	(23,621,243)
Drawdown of term loan	134,884,000	68,000,000	45,000,000
Payment of debt issuance costs	(253,828)	(263,641)	(351,239)
Payments for repurchases of Notes	-	-	(27,999,150)
Proceeds from issuance of stock	1,286,365	262,695	18,598
Dividends paid	(2,339,880)	(1,662,771)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	59,687,769	42,778,283	(6,953,034)

NET (DECREASE) / INCREASE IN CASH	(10,453,971)	662,119	(4,816,686)
CASH AT BEGINNING OF YEAR	12,292,015	11,629,896	16,446,582

CASH AT END OF YEAR	$1,838,044	$12,292,015	$11,629,896

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: MC Shipping Inc. is incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates a fleet of fourteen wholly owned LPG vessels as of December 31, 2006. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships and a 50% interest in another entity that owns and operates one LPG carrier. The accompanying consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries (the “Company”) and have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Although the Company’s fleet operates under the Bahamas and the St. Vincent & the Grenadines flags, its books and records are maintained in US Dollars, which is the Company’s functional currency.

ACCOUNTING ESTIMATES: The preparation of consolidated financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of MC Shipping Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Investments of 20-50% ownership in associated companies, where the Company does not exercise control of the entity, are accounted for under the equity method.

FOREIGN CURRENCY TRANSLATION: The Company’s books and records are maintained in U.S. Dollars. The functional currency of the Company is the U.S. Dollar since the Company’s vessels operate in international shipping markets, which primarily transact business in U.S. Dollars. A number of trade transactions related to normal vessel operations performed in other currencies during the year are converted into U.S. Dollars using the exchange rates in effect at the time of the transactions. The resulting gains or losses from these transactions are recorded in vessel operating expenses. At the balance sheet dates, trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates. The resulting gains or losses from this translation are recorded as other comprehensive income or loss.

REVENUE RECOGNITION: The Company employs its vessels on time charter, bareboat charter or voyage charter. With time and bareboat charters, the Company receives a fixed charterhire per on-hire day. Time and bareboat charter revenue is recognized on an accrual basis and is recorded over the term of the charter as service is provided. In the case of voyage charters, the vessel is contracted for a voyage between two or several ports: the Company is paid for the cargo transported. Voyage charter revenue is recorded based on the percentage of service completed at the balance sheet date. A voyage is deemed to commence upon the completion of discharge of the vessel's previous cargo and is deemed to end upon the completion of discharge of the current cargo. Charterhire received in advance represents cash received prior to year-end related to revenue applicable to periods after December 31 of each year. Other income consists of demurrage, pooling of income or lump sum expenses and guarantee fees and is recognized as received, which approximates when it is earned.

OPERATING EXPENSES: When the Company employs its vessels on time charter, it is responsible for all the operating expenses of the vessels, such as crew costs, voyage expenses, insurance, repairs and maintenance. These expenses are incurred by the technical managers of the vessels and reimbursed by the Company under the management agreements. When the Company employs its vessel on bareboat charters, the Company pays no operating expenses as the charterer is responsible for all the costs associated with the vessel's operation during the bareboat charter period. In the case of voyage charters, the vessel is contracted only for a voyage between two or several ports: the Company pays for all voyage costs in addition to the operating expenses, voyage costs consist mainly in port expenses and bunker consumption. Voyage expenses are recorded based on the percentage of service completed at the balance sheet date on the same basis as the related voyage revenue.

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

            IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s long lived assets are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144.

To determine whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market values are assessed by Management on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels. If a vessel is in the process of being sold, the sale price is deemed to be its market value and no broker appraisals are made.

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

The assumptions used to determine whether the sum of undiscounted cash flows expected to result from the use and eventual disposition of the vessel exceeds the carrying value involve a considerable degree of estimation on the part of Management. Actual results could differ from those estimates, which could have a material effect on the recoverability of the vessels.

The most significant assumptions used are:

-
The time of final disposal corresponds to the estimated useful life of the vessel: 25 years for a container vessel or 30 years for an LPG vessel, or the end of the current charter if longer. These assumptions are identical to the ones used for depreciation purposes.

-
The estimated value at time of disposal is the estimated scrapping price, calculated as lightweight of the vessel in tons times a certain price per ton, conservatively estimated by Management relative to market price.

-	The projected increase in costs and in revenues is equal to the current inflation rate.
-
The charter rates are estimated by Management on the basis of past historical rates and modulated by its assessment of current economic and industry trends. They are subjective as they correspond to the Company’s best estimate of an average long term rate.

-	The maintenance of the vessel is estimated at one dry-dock every 2.5 years, alternating intermediate and special survey dry-docks,

-
Days on hire are estimated at a level consistent with the Company’s on-hire statistics (see Management’s discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Revenue).

If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value.

The Company’s investment in MUNIA is also reviewed for impairment at year end and at each quarter end in accordance with the Company’s impairment review policies. To determine whether there is an indication of impairment, the Company compares the fair market value or the estimated scrap value of each container vessel at the end of the reporting period with the amount, which corresponds to a full recovery of the investment (see Note 4. Investment in Associated Companies). The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144. Whenever the fair market value or the estimated scrap value of a vessel is below the amount necessary for the Company to recover its investment corresponding to such vessel, the Company considers there is a potential impairment and performs a recoverability test. To perform the recoverability test, the Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value.

The Company’s investment in Waterloo is also reviewed for impairment at year end and at each quarter end in accordance with the Company’s impairment review policies

SEGMENT REPORTING: Although separate vessel financial information is available to Management, Management internally evaluates the performance of the enterprise as a whole and not on the basis of separate business units, different types of charter or size or category of vessel. As a result, the Company has determined it operates as one reportable segment. Since the Company’s vessels regularly move between countries in international waters over hundreds of trade routes, it is impractical to assign revenues or earnings from the transportation of international LPG products by geographic area.

DEBT ISSUANCE COSTS: Debt issuance costs are amortized, using the interest method, over the terms of the related credit facilities. Amortization of debt issuance costs, included in interest expense, amounted to $52,483 in 2006, $58,188 in 2005 and $128,092 in 2004. In 2006, an amount of $220,210 representing the unamortized balance of the debt issuance costs incurred in 2005 in connection with the loan granted by Scotiabank in 2005 was written off and recorded as interest expense. In 2005, an amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $15 million prepaid under the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. In 2004, debt issuance costs of $385,101 were written off as a result of the Company’s debt refinancing and recorded as a loss on debt extinguishment.

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

The Company enters, from time to time, into interest-rate swap agreements to modify the interest characteristics of its outstanding debt (See Note 6. Long-term Debt). Each interest-rate swap agreement is designated with all of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement.

The Company’s interest-rate swaps are designated and qualify as cash flow hedges. As a result, the fair value of the interest rate swaps is included in the accompanying balance sheets in other assets or other liabilities. The effective portion of the gain or loss on the interest rate swaps is reported as an increase or decrease in other comprehensive income. The gains or losses on these instruments are reclassified into earnings in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects earnings.

INVENTORIES: Inventories primarily consists of lubricating oil, victualling and in some cases bunker (only if the vessel is operated on voyage charter). They are stated at the lower of cost or market, and are accounted for on a first-in, first-out basis.

STOCK-BASED COMPENSATION: The Company has a stock-based employee compensation plan, which is described more fully in Note 9. On January 1, 2006, the Company adopted FASB Statement No. 123 (R) and uses the “modified prospective” method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of income based on estimated fair value at issue date. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations. In prior years, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

RESTRICTED CASH: Certain cash balances are pledged to guarantee the Company’s performance under the loan agreements. They are classified as Current assets or Other Assets depending on the expected length of time of the restriction.

         EARNINGS PER SHARE: Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock. All prior period basic and diluted earnings per share calculations presented have been restated to reflect the impact of the stock dividend declared in April 2006.

Earnings Per Share	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Numerator:
Net income available to common stockholders	$10,149,208	$10,768,645	$1,112,379

Denominator:
Weighted average number of common shares	9,472,458	9,300,224	9,190,656
Dilutive effect of employee stock options	82,537	167,718	105,377
Diluted average number of common shares	9,554,995	9,467,942	9,296,033

Earnings per common share:
- Basic earnings per share	$1.07	$1.16	$0.12
- Diluted earnings per share	$1.06	$1.14	$0.12

There were no stock options or common stock equivalent that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for each period presented.

TAXATION: The Company is not subject to corporate income taxes in Liberia because its income is derived from non-Liberian sources. The Monaco and London subsidiaries are subject to corporate income taxes in their respective countries, but the amounts are not deemed significant. The Company believes that it is not subject to corporate income taxes in other jurisdictions, including the United States.

RECOVERABLE FROM INSURERS: Insurance receivables correspond to amounts recoverable under either Hull & Machinery insurance or Loss of Earnings insurance. Hull & Machinery insurance covers repair costs beyond a certain deductible and Loss of Earnings insurance covers the loss in revenues resulting from the immobilization of the vessel beyond a certain number of days.  The vessel values covered and the values of the deductibles are negotiated every year with the insurance companies and the premiums are fixed accordingly. The submission of an insurance claim following the occurrence of an incident or accident is always decided on a case by case basis by the Company’s Management after discussion with the technical managers. The Company’s insurance claims are handled by the Company’s staff. Upon submission of an insurance claim, the Company immediately records the loss corresponding to the deductible in the operating expenses of the vessel. The repair costs incurred by the Company or the insured hire are recorded as recoverable from insurers; such amounts are based on discussions between the Company and the insurance underwriters which indicate that the recovery is probable. Such amounts never include contingent gains as the Insurers repay the costs incurred on the basis of invoices after deduction of a deductible. The amounts recoverable from Insurance are reviewed by Management on a quarterly basis and adjusted if necessary.

LOSSES / GAINS ON EARLY DEBT EXTINGUISHMENT: Losses or Gains on early debt extinguishment may include write offs of debt issuance costs, gains/losses on cancelled swaps following a refinancing and gain/losses on repurchases of long term notes calculated as the difference between face value and purchase price together with brokerage commission of the Notes repurchased.

DEFERRED GAIN ON SALE OF VESSELS: The deferred gain on sale of vessels was calculated as the sale price less book value and unamortized dry-dock costs of the vessels at the time of sale to MUNIA (see Note 4), transaction costs and write off of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the Fortis Loan corresponding to the $15 million prepayment. The deferred gain on sale of vessels to MUNIA originally amounted to $17,715,284 and is being recognized ratably as income by the Company until February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009 for each of the respective vessels.

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Securities and Exchange Commission issued SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 became effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 does not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the consolidated financial statements of the Company.

RECLASSIFICATIONS: Certain reclassifications have been made to the accompanying consolidated financial statements in prior years to conform to the current presentation.

NOTE 2:     RELATED COMPANY TRANSACTIONS

The By-Laws of the Company provide that related transactions and transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company.

V.Ships

As of May 13, 2004, V.Investments Limited, V.Ships Group LTD., V.Holdings Limited, Greysea Limited, Close Securities Limited, Close Investment Partners Limited, Navalmar (UK) Limited, Bogazzi Fimpar SpA, and Enrico Bogazzi purchased 4,168,000 common shares of the Company from the Vlasov Investment Corporation and filed a joint Form 13D to report that they might be deemed to have shared beneficial ownership of 4,308,790 common shares, which represented approximately 49.39% of the common stock outstanding. On October 5, 2005, Navalmar Transportes Maritimos LDA, a sister company to Navalmar (UK) Limited, purchased 1,780,000 common shares of the Company from V.Investments Limited. On November 30, 2005, Navalmar Transportes Maritimos LDA purchased 2,800,744 common shares of the Company from Navalmar (UK) Limited. On December, 15 2005, Navalmar Transportes Maritimos LDA sold 555,555 common shares of the Company to Weco-Rederi A/S, a non-affiliated third party. Following the transaction, Navalmar’s ownership in the Company was 44.4%.

On August 1, 2006, V.Ships sold its remaining 2.8% interest in the Company for an aggregate price of $2,872,119 ($10.80 per share) to Weco-Rederi and ceased to be an affiliate of MC Shipping. Following the transaction, Weco-Rederi’s ownership in the Company’s shares increased from 6.1% to 8.9%.

For 18 years, the Company had employed the services of V.Ships as technical manager for its vessels and V.Ships was entitled to remuneration in line with current industry practice. During the third quarter of 2006, the technical management of the vessels managed by V.Ships was transferred to three non-related technical managers on industry competitive terms. The four container vessels owned by MUNIA, in which the Company owns 25.8%, are still managed by V.Ships.

Since V.Ships ceased to be an affiliate of the Company on August 1, 2006, the related company disclosure with respect to V.Ships, when available, only covers the period from January 1 through August 1, 2006. Comparables for the previous periods are stated for the full year.

The Company, via its wholly owned subsidiaries, was party to management agreements with V.Ships for the technical operation of some of its vessels. The management agreements were “cost-plus” contracts under which the Company reimbursed all costs incurred by V.Ships for the operation of the Company's vessels and V.Ships was paid a fixed management fee. In 2006, the management fees were fixed at the rate of $8,500 per vessel/per month. In 2005, the fees were $9,250 per vessel/per month for large LPG carriers and $9,167 per vessel/per month for smaller LPG carriers compared to $8,855 and $8,753, respectively, in 2004. From January 1 to August 1, 2006, the Company paid management fees of $535,500 to V.Ships compared to $1,006,756 in 2005 and $1,150,926 in 2004.

Prior to August 1, 2006, from time to time, the Company employed the services of an affiliate of V.Ships for legal work related to the acquisition and disposal of vessels. Legal fees were determined in light of current industry practice. From January 1 to August 1, 2006, the Company paid legal fees of $37,598 to an affiliate of V.Ships compared to $37,876 in 2005 and $33,443 in 2004.

Prior to May 31, 2006, the Company leased office space from and reimbursed telecommunication expenses to various affiliates of V.Ships. From January 1 to August 1, 2006, the rental cost and telecommunication expenses paid to affiliates of V.Ships totaled approximately $49,663, compared to $104,455 in 2005 and $133,416 in 2004.

Prior to July 1, 2006, the Company outsourced certain bookkeeping functions to an affiliate of V.Ships. From January 1 to August 1, 2006, the Company paid approximately $21,250 for accounting services to an affiliate of V.Ships compared to $28,833 in 2005 and $31,000 in 2004.

From August 2004 to October 31, 2005, the Company paid a fee of £10,000 per month to V.Investments in consideration of V.Ships permitting the Company’s President and Chief Executive Officer (the “CEO”), then a full time employee of V.Ships, to provide his services to the Company on a part time basis. The Company also reimbursed V.Ships for all business expenses incurred by the CEO in the provision of his services. In 2005 and 2004, fees paid to V.Investments amounted to $181,958 and $95,379, respectively.

In addition, as technical manager of the Company’s fleet, until the third quarter of 2006, V.Ships occasionally utilized the services of its affiliates to arrange for crew and staff traveling, port agency services, manning, safety and training services, and miscellaneous other services as described below.

Prior to August 1, 2006, the Company used the services of a company affiliated with V.Ships for crew and staff travel. From January 1 to August 1, 2006, V.Ships did not disclose the amount of such travel expenses which were included in vessel operating or general and administrative expenses. In 2005, these expenses totaled $378,340 compared to $267,670 in 2004.

Prior to August 1, 2006, the Company occasionally used the port agency services of various companies affiliated with V.Ships. From January 1 to August 1, 2006, V.Ships did not disclose the amount paid to these companies for port and other costs, which were included in vessel operating expenses. In 2005, these costs totaled $278,719 compared to $313,754 in 2004.

Prior to August 1, 2006, the Company used various companies affiliated with V.Ships for manning, safety and training. From January 1 to August 1, 2006, V.Ships did not disclose the amount of such expenses which were included in vessel operating expenses. In 2005, these costs totaled $ 253,375 compared to $346,129 in 2004.

MPC Steamship

On December 18, 2006, the Company entered into agreements to sell the LPG carriers, Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”) for a total sale price of $52 million. The Company will charter back the vessels for a period of four years and reinvest $5.75 million in the KG company for approximately 25% of the equity (see Note 3). Mr Schomburg (Director) is a member of the Supervisory Board of MPC Münchmeyer Petersen Steamship GmbH & Co. KG. Mr Schomburg excused himself from discussions relating to this transaction.

Other

Certain of the directors of the Company are involved in outside business activities similar to those conducted by the Company.  Mr. Bogazzi and Mr Wedell-Wedellsborg (Directors) are involved in the business of purchasing, owning and selling cargo vessels through their shipping companies.  As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company’s vessels and those of other entities affiliated with such persons.

At December 31, 2006, the Company had intercompany balances for trade accounts payable to affiliates of $369,423 compared to $202,208 for receivable from affiliates at December 31, 2005. The balance at December 31, 2006 included $296,475 payable to MUNIA for amounts due under the guarantee agreement and for the dry-dock of a vessel. The balance at December 31, 2005 included a $180,789 receivable from MUNIA for the payment of lube oil remaining on board at the time of sale of the container vessels.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2006.

NOTE 3:     ACQUISITIONS AND SALES OF VESSELS

 On January 20, 2005, the Company sold four container vessels to MUNIA for $29,843,360. and reinvested $4 million in MUNIA for a 25.8% equity participation. The sale generated a net accounting gain of $17,715,284, which was recorded as a deferred gain on sale of vessels. As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels (see Note 4: Investment in Associated Companies).

In April 2005, the Company acquired two very large gas carriers from the Bergesen Group of Norway. The vessels, Tower Bridge (ex Berge Flanders) of 75,000 m3 capacity (built 1991) and Chelsea Bridge (ex Berge Kobe) of 77,000 m3 capacity (built 1987) were acquired for considerations of $50,717,250 and $32,260,000, respectively. The vessels are time-chartered to the Bergesen Group for a minimum period of five years.

On March 30 and 31, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a total cost of approximately $11 million. The vessels, Hermann Schulte renamed Blackfriars Bridge (built 1980) and Dorothea Schulte renamed London Bridge (built 1981), are semi-refrigerated LPG carriers of 5,600 cbm capacity each. The vessels were time-chartered back to the Schulte Group for one year. The technical management of the vessels is contracted to Wallem, an unrelated technical manager.

In June 2006, the Company sold two coastal bulk carriers to an unrelated third party. The sale generated net proceeds of $1,229,495 and a net gain of $1,035,642. A coastal bulk carrier (also known as a multipurpose seariver vessel) is a small vessel capable of carrying general cargo and/or bulk cargo both on rivers and at sea.

On July 13, 2006, the Company purchased the LPG vessel Hans Maersk, renamed Maersk Houston, from the A.P.Moller-Maersk Group for approximately $40 million. The vessel (built 1993) is a semi-refrigerated LPG carrier of 20,700 cbm capacity. The vessel was time-chartered back to the A.P.Moller-Maersk Group for five years. The technical management of the vessel is contracted to Wallem.

On July 24, 2006, the Company purchased two LPG vessels from the Bernhard Schulte Group of Germany at a net cost of approximately $31.1 million. As the vessels were contracted to be delivered on July 1st, the purchase price was reduced by $613,455 as compensation for the late delivery. This amount has been recorded as a reduction of the purchase price of the vessel. The vessels, Tycho Brahe renamed Barnes Bridge (built 1982) and Immanuel Kant renamed Kew Bridge (built 1983), are semi-refrigerated LPG carriers of 15,360 cbm capacity each. The vessels were time-chartered back to the Schulte Group for two years. The technical management of the vessels is contracted to Hanseatic, an unrelated technical manager. Hanseatic is a company affiliated with the Schulte Group.

On December 18, 2006, the Company entered into agreements for the sale of the LPG carriers, Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to LTF, a special purpose German KG company formed by the German finance house MPC for a total price of $52 million. Simultaneously, the Company agreed to charter back the vessels at $225,000 per month for a period of four years and reinvest $5,400,000 in the KG company for approximately 25% of the equity, thereby remaining committed to the ships and its customers. As part of the transaction, the Company has agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day and per vessel for four years after the delivery of each vessel. Upon actual delivery of the vessels, the Company will prepay the attributable portion of the Fortis Loan corresponding to the vessels sold, in the amount of $22,160,254.

LTF is a limited partnership with equity in the amount of approximately $21.7 million. The limited partners of LTF include MC Shipping (approximately 25%) and certain German individual investors (approximately 75%). The limited partners will participate in the profits and losses of the partnership in accordance with the ratio of their partnership interest. An Advisory Board will be elected by the limited partners and general partner at the first shareholder meeting.  LTF will borrow $33.8 million from Hypo Vereinsbank to finance the balance of the purchase price of the vessels and the working capital. The bank loan bears interest at 5.76% and is repayable in 32 equal quarterly installments beginning six months after delivery of the respective vessel. The loan is secured by mortgages on the vessels and is non-recourse to the partners of LTF.

The total book value of the vessels to be sold was $32.3 million as of December 31, 2006.  A summary of the Company’s vessels is as follows:

	Vessels, at cost	Accumulated depreciation	Net book value
Vessels to be sold	$52,519,871	$20,188,756	$32,331,115
Other vessels	183,607,367	24,947,967	158,659,400
Total vessels	$236,127,238	$45,136,723	$190,990,515

The transaction is a sale and leaseback with continuing involvement that does not qualify for sale-leaseback accounting under US GAAP and will be accounted for as a financing under US GAAP. As a result:

-	The vessels will remain on the balance sheet of the Company and will be depreciated to zero over the four year charter period.
-
The revenues from chartering out the vessels by the Company will be recorded as revenues, just as previously. The Company cannot estimate at this time the revenues it will derive from the employment of the vessels over the next four years, since the vessels are currently employed on voyages or time charters not exceeding one year.

-
The Company will not pay for the vessels’ operating expenses since it is time-chartering the vessels from LTF, however it is guaranteeing up to $135 per day per vessel if the operating expenses exceed a pre-agreed budget.

-
Upon receiving the sale proceeds, the Company will record a liability of $52 million for the amount received. After the $22.2 million prepayment of the Fortis Loan, the debt of the Company will increase by a net amount of $29.8 million.

-
Each charter payment paid to LTF will be recorded part as interest and part as principal. The breakdown between principal and interest will be calculated so that the $52 million liability is amortized over the four year charter period.

-	The Company’s $5.4 million investment in the KG company will be recorded as an investment in associated companies.

NOTE 4:      INVESTMENT IN ASSOCIATED COMPANIES

MUNIA

In January 2005, the Company invested $4 million in MUNIA. Simultaneously, MUNIA purchased four container vessels from the Company for approximately $29.8 million and chartered them to AP Møller until February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009, for each vessel respectively. MUNIA contracted the technical management of the vessels to V.Ships.

MUNIA is a limited partnership with equity in the amount of $15.5 million as of December 31, 2006. The limited partners of MUNIA include the Company with an equity contribution of $4 million (25.8%) and TERTIA Beteiligungstreuhand GmbH (“TERTIA”) with an equity contribution of $11,500,000 (74.2%). TERTIA is a fiduciary partner who holds in trust the limited partnership interests held by German individual investors (the “Individual Investors”) and the participations of V.Ships (1%) and ALCAS GmbH, a subsidiary of KGAL (1%). The Company’s investment in MUNIA was $5,616,535 at December 31, 2006, which included the additional amounts invested in 2006 as discussed below, compared to $4,279,764 at December 31, 2005. The Company accounts for its investment in MUNIA using the equity method of accounting.

MUNIA borrowed $18 million from Danmarks Skibskreditfond to finance the balance of the purchase price of the vessels and the working capital. The bank loan bears interest at LIBOR plus 1.05% and consists of four advances of $4.5 million each. Each advance is repayable in equal semi-annual installments of $450,000 plus a balloon payment due on February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009, for each vessel respectively. The loan is secured by mortgages on the vessels and is non-recourse to the partners of MUNIA. Swap agreements were concurrently entered into, as a result of which the interest rate has been effectively fixed at rates ranging from 4.73 to 4.85% depending on the final maturity of each advance. MUNIA accounts for its interest rate swap agreements as fair value hedges.

The managing partner is MUNIA Mobilien-Verwaltungsgesellschaft mbH (the “Managing Partner”). The Managing Partner has sole power of representation toward third parties and manages the business affairs of MUNIA.  V.Ships received a fee of $230,000 from MUNIA as a broker fee on the acquisition of the vessels.

The Company participates for 25.8% in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the ships: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. The 25.8% share of net income of MUNIA included in the Company's financial statements was $582,895 for the year ended December 31, 2006 and $389,764 for the year ended December 31, 2005. The Company received dividends from MUNIA of $360,000 in 2006 and $110,000 in 2005.

As part of the sale transaction, the Company agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1, 2008, September 1, 2008, May 15, 2009 and February 1, 2009, for each vessel (or earlier in case of sale or total loss of a vessel) (“MUNIA guarantee”). As a result, the off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Charterhire and Other Income. In 2006, the operating expenses of the vessels exceeded the guaranteed level and the Company paid $198,604 to MUNIA under the operating expense guarantee, compared to $44,453 in 2005 in relation to the Maersk Barcelona incident (see below). The Company cannot estimate the amount of any future payments required under this guarantee at this time.

In December 2006, one of the vessels owned by MUNIA was dry-docked. Such dry-dock had not been anticipated at the time of the sale to MUNIA and in order to effectuate the dry-dock, MUNIA agreed to waive its rights under the operating guarantee and MUNIA and the Company agreed to share in the costs of the dry-dock. The cost of the dry-dock amounted to approximately $1.4 million (including off-hire) and was split between MUNIA (approximately $300,000) and the Company (approximately $1.1 million). The Company’s share of the dry-dock was recorded as an additional investment in MUNIA and is anticipated to be recovered from the increased value of the vessel. The Company agreed to share in the dry-dock in order to protect its investment in the residual net sale proceeds of the vessel.

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros ($949,464 equivalent at December 31, 2006 exchange rate) and the captain 80,000 euros ($105,496 equivalent at December 31, 2006 exchange rate) by a French court, a judgment which they intend to appeal. All expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, or by the responsible party.

WATERLOO

In April 2005, Waterloo Shipping Limited (“Waterloo”), a joint venture company owned on a 50/50 basis by the Company and Petredec Limited, a leading LPG trading and shipping company, acquired the 1983-built,59,725 cbm LPG carrier Galileo for $16 million and chartered the vessel to Petredec for a period of four years. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danish Ship Finance. The Danish Ship Finance loan bears interest at LIBOR plus 1.05% and was repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner. The Company accounts for its investment in Waterloo using the equity method of accounting.

The Galileo dry-docked in the second and third quarters of 2006 and extensive upgrading was performed to enable the vessel to operate for an additional five years. Reflecting the extended life of the ship, the charter with Petredec was extended by an additional year to April 2010. In order to fund the cost of the dry-dock in 2006, the Company and Petredec each advanced to Waterloo an additional amount of $1,350,000 in 2006 and $500,000 in February 2007. In September 2006, Waterloo borrowed an additional amount of $2 million under the Danish Ship Finance loan. As of December 31, 2006, the amount outstanding under the loan was $9,539,064 repayable in 14 quarterly repayments of $735,156 (first twelve), $342,192 (thirteenth) and $375,000 (fourteenth). The other terms of the loan remain unchanged.

The Company’s 50% share of the net loss of Waterloo was $871,522 for the year ended December 31, 2006 compared to $275,781 for the year ended December 31, 2005. The Company’s investment in Waterloo was $3,184,620 at December 31, 2006 compared to $2,206,143 at December 31, 2005. The Galileo was valued in January 2007 by two leading independent brokers at $22 million as against Waterloo’s current book value of $17.6 million as of December 31, 2006.

NOTE 5:      IMPAIRMENT OF LONG LIVED ASSETS

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company’s vessels are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144. As of December 31, 2006, the Company evaluated the recoverability of its vessels and its investments in accordance with FAS 144 and determined that no provision for impairment loss was required. As of December 31, 2005 and 2004, the Company evaluated the recoverability of its vessels and its investments in accordance with FAS 144 and determined that no provision for impairment loss was required.

NOTE 6:      LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2006 and 2005:

	2006	2005
	($ in thousands)

Scotia Loan	123,326	64,442
Fortis Loan	27,111	25,000
	150,437	89,442
less current portion	26,167	12,116
Long term debt	124,270	77,326

In March 1998, the Company issued $100,000,000 of 10-year Senior Notes (the “Notes”). The Notes were issued pursuant to an Indenture (the “Indenture”) between the Company and Bankers Trust Company as trustee. Interest on the Notes was payable semi-annually in arrears on March 1 and September 1 at a rate of 11.25% per annum. The Company’s obligations under the Indenture were guaranteed on a senior unsecured basis by substantially all of the Company’s existing vessel-owning subsidiaries. The Indenture contained various business and financial covenants. The Board of Directors had authorized Management to repurchase Notes in the open market at times, prices and volumes, which Management deemed appropriate. In 2004, the Company repurchased Notes having a total face value of $6,540,000 for a cash outlay of approximately $6,107,900 and recorded a net gain of $363,119 on the transactions. The repurchased Notes were retired. Debt issuance costs of $385,101 were written off as a result of this repurchase of Notes and recorded as a reduction of gains on debt extinguishment. On September 30, 2004 the Company called the remaining $21.1 million of Notes outstanding. The date fixed for redemption was November 1, 2004 and the redemption price was 103.75% in accordance with the terms of the Indenture.  The Company recorded a net loss of $975,918, corresponding to the call premium for $791,250 and the write off of the Notes issuance costs for $183,938.

In June 1998, the Company entered into a long-term debt agreement with Fortis Bank and Banque Nationale de Paris. The facility bore interest at LIBOR plus 1.25% and the final repayment date was fixed at June 30, 2006. The vessel-owning subsidiaries had granted ship mortgages over their vessels as security for the advances and the Company had issued a guarantee in relation to the facility. Repayment schedules (consisting of semi-annual instalments plus a balloon) were determined in relation to each drawing at the time the advances are made by reference to the ages and to the types of vessels acquired. The outstanding amount of this facility of $14,729,815 was fully repaid on October 27, 2004 as part of the refinancing of the Company’s debt described below.

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt. The facility bore interest at LIBOR plus 1.25% and was repayable over six years in equal quarterly instalments. The borrowers were the then existing vessel-owning subsidiaries, except for the coastal bulker subsidiaries Concurrently, the Company entered into an interest rate swap agreement as a result of which the variable rate, exclusive of margin, was effectively fixed at 3.075 % until October 2007. On January 20, 2005, upon the sale of the container vessels to MUNIA, the Company repaid $15 million under this loan and the repayment schedule of the remaining loan was reduced proportionately. An amount of $116,194 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the prepaid portion of the Fortis Loan was written off and recorded as a reduction of the Deferred Gain on sale of vessels. Concurrently with such prepayment, cash balances of $5 million held as collateral by Fortis Bank were released. In April 2006, the Company refinanced the then outstanding balance of $23,750,000 as described below.

On April 24, 2006, the Company entered into a $31,750,000 loan agreement with Fortis Bank (the “Fortis Loan”) in order to refinance the outstanding amount of the previous loan granted by Fortis of $23,750,000 and for the balance to partially refinance the acquisition of the Blackfriars Bridge and London Bridge (see Note 3: Acquisitions and Sales of Vessels). The borrowers are the vessel-owning subsidiaries of Auteuil, Deauville, Cheltenham, Malvern, Coniston, Longchamp, Blackfriars Bridge and London Bridge. The Fortis Loan bears interest at LIBOR plus 1.25% and is repayable in equal quarterly installments until October 2010. The existing interest rate swap agreement hedging the Fortis Loan remained in place until December 21, 2006. On such date, the Company terminated the interest rate swap agreement and received $386,800, which was recorded as a reduction of interest expense in 2006. As of December 31, 2006, the amount outstanding under the Fortis Loan was $27,111,112.

In September 2001, the Company had been granted a $17,700,000 credit facility by Scotiabank. The facility consisted of two advances, bore interest at LIBOR plus 2% and was non-recourse to the Company. A first advance of $13,462,500 was drawn to finance the acquisition of a second-hand LPG vessel.  This first advance was repayable over five years in equal quarterly instalments. A swap agreement was concurrently entered into with Scotiabank, as a result of which the variable rate on the loan, exclusive of margin, has been effectively fixed at 4.595%. The swap’s notional amount and duration followed the scheduled repayments of the underlying loan. On September 30, 2004, the swap was cancelled at a cost of $124,500 and the cancellation cost was recorded as interest expense. The outstanding amount of this advance $5,385,000 was fully repaid on October 27, 2004 as part of the refinancing of the Company’s debt described above. The second advance had been fully prepaid in 2003.

In April 2005, the Company entered into a $68,000,000 loan agreement with Scotiabank in order to partially fund the acquisition of two vessels, the Tower Bridge and Chelsea Bridge. The loan consisted of two advances and bore interest at LIBOR plus 0.85%. The first advance of $41 million was repayable over eleven years in twenty two equal semi-annual installments of $1,772,500 plus a balloon payment of $2,005,000 in April 2016. The second advance of $27 million was repayable over seven years in fourteen equal semi-annual installments of $1,785,500 plus a balloon payment of $2,003,000 in April 2012. Swap agreements were concurrently entered into as a result of which the variable rates, exclusive of margin, have been effectively fixed until October 2010 at 4.58% and 4.545%, respectively for the first and second advance. In July 2006, the then outstanding balance under the loan granted by Scotiabank of $60,884,000 was refinanced as described below.

On July 10, 2006, the Company entered into a $126,884,000 loan agreement with Scotiabank in order to refinance the outstanding amount of the previous loan granted by Scotiabank of $60,884,000 granted in April 2005 and for the balance to partially finance the acquisition of the Maersk Houston, Kew Bridge and Barnes Bridge. As of December 31, 2006, the amount outstanding under the Scotia Loan was $123,326,000. The loan is structured in five advances as follows:

1) Advance A in an amount of $27,429,000 was used to repay the outstanding amount of the loan granted in April 2005 by Scotiabank to partially fund the acquisition of the Chelsea Bridge ($23,429,000) and for working capital purposes. Advance A was drawn on July 24, 2006 and is repayable as follows: one semi-annual repayment of $1,785,500 on October 5, 2006, eleven semi-annual repayments of $2,149,100 plus a balloon of $2,003,400 on April 5, 2012. Advance A bears interest at LIBOR plus 0.85%.

2) Advance B in an amount of $41,455,000 was used to repay the outstanding amount of the loan granted on April 5, 2005 by Scotiabank to partially fund the acquisition of the Tower Bridge ($37,455,000) and for working capital purposes. Advance B was drawn on July 24, 2006 and is repayable as follows: one semi-annual repayment of $1,772,500 in October 2006, nineteen semi-annual repayments of $1,983,100 plus a balloon of $2,003,600 on April 5, 2016. Advance B bears interest at LIBOR plus 0.85%.

3) Advance C in an amount of $37,000,000 was used to partially fund the acquisition of the Maersk Houston. Advance C was drawn on July 13, 2006 and is repayable as follows: nineteen quarterly repayments of $1,080,000 starting on January 24, 2007, twenty quarterly repayments of $674,000 plus three balloon amounts of $1,000,000 payable upon the occurrence of certain circumstances relating to the Chelsea Bridge, Tycho Brahe and Immanuel Kant. Advance C bears interest at LIBOR plus 0.95%.

4) Advance D in an amount of $11,000,000 was used to partially fund the acquisition of the Kew Bridge. Advance D was drawn on July 24, 2006 and is repayable in seven quarterly repayments of $875,500 starting on January 24, 2007 and ten quarterly repayments of $487,150. Advance D bears interest at LIBOR plus 0.95%.

5) Advance E in an amount of $10,000,000 was used to partially fund the acquisition of the Barnes Bridge. Advance E was drawn on July 24, 2006 and is repayable in seven quarterly repayments of $825,750 starting on January 24, 2007 and ten quarterly repayments of $421,975. Advance E bears interest at LIBOR plus 0.95%.

The existing interest rate swap agreements hedging the previous loan granted by Scotiabank remained in place. In addition, an interest rate swap agreement was entered into with Scotiabank, as a result of which the variable rate on the additional amount of $8,000,000 granted under Advances A and B, has been effectively fixed at 5.70% (exclusive of margin) for 3.7 years. Another interest rate swap agreement was also entered into with Scotiabank, as a result of which the variable rate on the Advances C, D and E has been effectively fixed at 5.69% (exclusive of margin) for the first five years. Each of the interest rate swaps’ notional amounts and durations match the scheduled repayments of the corresponding advances.

The Company has issued guarantees in relation to the loans and the borrowers have granted ship mortgages over the vessels as security. The Blackfriars Bridge and London Bridge, following the March 2007 prepayment (see Subsequent events) and the La Forge are the Company’s only vessels not pledged as collateral under any debt agreement. The loan agreements contain financial covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, minimum interest coverage of 2:1 and minimum tangible net worth, all as defined in the loan agreements. Under the Scotiabank agreement, monthly transfers are made to retention accounts, which are applied in discharge of the next principal and interest payment due under the loan. The Company has complied with all applicable debt covenants, or received the appropriate waivers from lenders, for all periods presented.

     As of December 31, 2006, the aggregate maturities of long-term debt in each of the subsequent five years ending December 31 were as follows:

2007	$26,167,176
2008	25,375,051
2009	22,998,676
2010	22,998,684
2011	15,087,525
Thereafter	37,810,000
Total	$150,437,112

The interest rates applicable to the Company's long-term debt as of December 31, 2006 ranged from 4.325% to 6.74%. During the year ended December 31, 2006, interest paid in relation to the long-term debt totaled $5,881,880 (2005 - $3,211,999; 2004 - $4,208,195).

NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2006 and 2005, the Company’s financial instruments had the following fair values:

		2006		2005
		Fair Value	Book Value	Fair Value	Book Value
Cash	(a)	1,838,044	1,838,044	12,292,015	12,292,015
Restricted Cash	(a)	4,494,402	4,494,402	1,759,237	1,759,237
Long-term debt:	(b)
Current portion		26,167,176	26,167,176	12,116,000	12,116,000
Non-current portion:		124,269,936	124,269,936	77,326,000	77,326,000
Interest rate swaps	(c)	(356,917)	(356,917)	960,305	960,305

a)	Carrying value approximates fair value due to short term maturities.
b)	Carrying value approximates fair value as variable interest rate approximates market rates.
c)
The fair values of the interest rate swaps are based on independent valuations. They estimate the amount the Company would have received or paid, had the interest rate swaps been terminated on the balance sheet date.

NOTE 8:      SHAREHOLDERS' EQUITY TRANSACTIONS

In March 2007, the Company’s Board of Directors announced a dividend of $0.25 per share to be declared and paid in four equal quarterly installments commencing in April 2007. The first quarterly installment was declared on March 21, 2007 and is payable on April 30, 2007. The final 2006 dividend payment of $594,259, which was accrued at December 31, 2006, was paid on February 2, 2007. In 2006, the Company declared dividends of $0.25 per share and a common stock dividend of one share for every twenty shares owned, rounded up to the nearest multiple. 453,029 shares of common stock were distributed as stock dividend on April 28, 2006. In 2005, the Company declared dividends of $0.25 per share. Cash dividends were recorded as a reduction of Additional Paid-In Capital due to the Company’s accumulated deficit, with the exception of the dividend payment made on February 2, 2007, which was recorded partly as a reduction of retained earnings and partly as a reduction of Additional Paid-In Capital.

Directors, who are not officers of the Company or of an affiliated Company, each receive $5,000 of their total annual compensation by the allotment of shares of the Company’s common stock of equivalent value. Further shares will be similarly granted in future years. Pursuant to this arrangement, the following allotments have been made:

Total number of shares allotted	Total compensation in USD	Period	Ending
4,766	$15,000	9 months	December 31, 2004
2,056	$20,000	12 months	December 31, 2005
1,876 (1)	$20,000	12 months	December 31, 2006
           (1) The shares allotted for 2006 were issued in 2007.

      In 2005, 142,918 shares of common stock were issued in connection with the exercise of stock options for total proceeds of $262,695 and 186,398 options granted under the stock option plan. In 2006, 139,398 stock options were exercised at a price of $9.228 representing proceeds of $1,286,365 for the Company (see Note 9: Stock Option Plan). On March 24, 2006, the Company filed a registration statement on Form S-8 to register the re-offer and resale of up to 357,996 shares of common stock of the Company, which have been issued or will be issued under the Company Stock Option Plan to the Company’s employees. In 2004, 29,901 shares were issued and 100,000 options granted under the stock option plan (see Note 9).

     Accumulated other comprehensive income consists of currency translation adjustments and unrealized gains or losses on cash flow hedges as follows:

	2006	2005	2004

Currency translation adjustments	$49,236	$30,155	$52,272
Unrealized (losses) / gains on cash flow hedges	(356,917)	960,305	209,330
Accumulated Comprehensive (loss) / Income	$(307,681)	$990,460	$261,602

NOTE 9:      STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. A maximum of 407,871 shares or 5% of the Company’s outstanding shares were authorized for issuance under this Stock Option Plan. Under the terms of the Stock Option Plan, the options give the holder the right to purchase one share per option; they expire ten years after the creation of the plan, on June 20, 2011, regardless of the grant date. Options granted under this plan are granted with an exercise price equal to the average of the Company’s stock price over the ten days prior to the grant date. At the inception of the plan, the options vested 25% per annum, commencing one year after the grant date of the respective option. As of June 14, 2005, the Board modified the vesting conditions of the stock options under the terms of the plan in order to provide management with additional incentive. The options now vest 100% on the day following the grant date.

On June 20, 2001, the Company’s Board of Directors approved the issuance of 163,148 options at an exercise price of $0.622 per share. The intrinsic value of these options on the grant date was $0.128 per share. On September 17, 2004, the Company’s Board of Directors approved the issuance of 100,000 options at an exercise price of $2.36 per share. The intrinsic value of these options on the grant date was $0.44 per share. On June 14, 2005, the Company’s Board of Directors approved the issuance of 186,398 options at an exercise price of $9.228 per share. The intrinsic value of these options on the grant date was $0.402 per share. As of December 31, 2007, there were no additional options to be granted under the plan.

In 2006, 139,398 stock options were exercised at a price of $9.228 representing proceeds of $1,286,365 for the Company. On March 24, 2006, the Company filed a registration statement on Form S-8 to register the re-offer and resale of up to 357,996 shares of common stock of the Company, which have been issued or will be issued under the Company Stock Option Plan to the Company’s employees. As of December 31, 2006, the 47,000 options outstanding had an exercise price of $9.228 per share and a remaining contractual life of 4.47 years.

The following table summarizes the activity under the stock plan in the last three years:

	2006	2006	2005	2005	2004	2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at the beginning of the year	186,398	$9.228	142,918	$1.840	101,499	$0.622
Options granted	-		186,398	$9.228	100,000	$2.360
Options exercised	139,398	$9.228	142,918	$1.840	29,901	$0.622
Options forfeited	-	-	-	-	28,680	$0.622
Options outstanding at the end of the year	47,000	$9.228	-	-	142,918	$1.840
Options exercisable at the end of the year	47,000	$9.228	186,398	$9.228	19,729	$0.622

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) "Share Based Payments" using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after January 1, 2006, are measured and accounted for at fair value in accordance with SFAS 123(R). The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2004 and 2005.

	Year ended	Year ended
	December 31	December 31
	2005	2004

Net income, as reported	$10,768,645	$1,112,379

Add: Stock-based employee compensation expense included in reported net income	74,932	-
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(642,875)	(32,787)

Proforma net income	$10,200,702	$1,079,592

Earnings per share:
Basic – as reported	$1.16	$0.12
Basic – pro forma	$1.10	$0.12

Diluted – as reported	$1.14	$0.12
Diluted – pro forma	$1.08	$0.12

The fair value for the options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions. The fair value of the options granted during the years ended December 31, 2005 and 2004 were $2.96 and $1.23 per share, respectively.

Options granted in year	2005	2004
Risk-free interest rate	3.70%	3.6%
Volatility	54%	58%
Expected option term (in years)	2	4
Dividend yield	2.50%	3.50%
Fair value of options granted	$2.96	$1.23

For purposes of pro forma disclosures, prior to June 14, 2005, the options vested on a pro-rata basis and the estimated fair value of the options was amortized to expense over the options’ vesting period in accordance with the accelerated expense attribution method under FASB Interpretation No. 28. The Company had not recognized compensation expense in connection with the issuance of the options, as the amounts of amortization of the intrinsic value of the options to be recorded as expense over the options’ vesting period was not significant.

After June 14, 2005, the options vested 100% on the day following the grant date and the estimated intrinsic value of the options was expensed in full on the day after the grant. In connection with the granting of the options in June 2005, the Company recognized non-cash compensation expense of $74,932 which was equal to the amount of the intrinsic value of the options, under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans”.

NOTE 10:     CHARTERS

    Eleven of the Company's fourteen wholly-owned vessels are currently employed on time charter. Future minimum revenues from these non-cancelable charters are as follows for the years ending December 31:

2007	$46,404,325
2008	$31,201,200
2009	$24,721,200
2010	$11,986,200
2011	$3,870,600

In 2006, the Company had three charterers from which revenues exceeded 10% of total revenues from charterhire. Revenues from these charterers amounted to $15,711,707, $11,270,281 and $9,774,787 respectively representing 30.0%, 21.5% and 18.6% of total revenues.

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

NOTE 11:     2006 AND 2005 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Results of operations for the quarterly periods ended in 2006 and 2005 are as follows:

2006	March 31	June 30	September 30	December 31
Charterhire and Other Revenue	$10,107,255	$9,940,984	$14,054,515	$18,314,556
Recognized deferred gain on sale of vessels	$1,174,522	$1,187,572	$1,200,622	$1,200,622
Net Income	$3,711,899	$2,022,865	$1,301,138	$3,113,306

Basic earnings per share amounts	$0.40	$0.21	$0.14	$0.32

2005	March 31	June 30	September 30	December 31
Charterhire and Other Revenue	$6,238,486	$9,628,735	$9,796,898	$9,732,400
Recognized deferred gain on sale of vessels	$926,567	$1,187,572	$1,189,597	$1,211,647
Net Income	$2,046,755	$2,861,999	$2,921,619	$2,938,272

Basic earnings per share amounts	$0.22	$0.31	$0.31	$0.32

NOTE 12:     CONTINGENCIES

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros ($949,464 equivalent at December 31, 2006 exchange rate) and the captain 80,000 euros ($105,496 equivalent at December 31, 2006 exchange rate) by a French court, a judgment which they intend to appeal. All expenses to be incurred by the Company under the MUNIA guarantee are accrued for and the Company expects that costs beyond the deductible will be covered by insurance or by the responsible party.

Following the extended dry-docking of La Forge in 2006, the charterers lodged a claim against the Company for damages arising out of the deprivation of use of the vessel and compensation was demanded for the additional cost of hiring replacement vessels. The Company intended to challenge this claim; however the charterers agreed to substantially reduce the quantum of their claim if a settlement could be reached out of court and the Company considered the settlement proposal worth accepting rather than incurring the costs of arbitration. The Company received a settlement proposal of $1,050,000 net of hire due to the Company from the same charterers and adjusted accruals to an equal amount. The Company will seek to recover the full amount lost from the technical managers who actually budgeted, planned and executed the dry dock.

In the third quarter of 2006, the Kew Bridge suffered a grounding incident in Ratnagiri off the West Coast of India and was re-floated with a combination of lightening cargo from the vessel into another ship and by pulling with tugs. In 2006, the incident did not materially impact the Company’s revenues as the off-hire was covered by insurance and charterers until January 14, 2007. The repairs on the vessel started in February 2007 and are currently expected to be finished in June 2007. The Company is currently engaged in discussions with the charterers with regard to compensating the Company for a portion of lost revenues in 2007. The Company has not been required to advance any material funds in connection with this incident and Management does not believe that the Company will incur significant costs related to the incident as repair costs are expected to be covered by insurance.

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

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its customers, suppliers and service providers.  Further, the Company indemnifies its

Directors and officers who are, or were, serving at the Company’s request in such capacities.  The Company’s maximum exposure under these arrangements is unknown as of December 31, 2006.  The Company does not anticipate incurring any significant costs relating to these arrangements.

NOTE 13:     CASH FLOW SUPPLEMENTARY INFORMATION

As supplementary information to the consolidated statement of cash flows, the following payments were made in the last three years:

	2006	2005	2004
Interest paid in relation to long term debt	$5,881,880	$3,211,999	$4,208,195
Income tax paid	$29,898	$15,290	$18,306

NOTE 14:     SUBSEQUENT EVENTS

On February 2, 2007, the Company paid the fourth quarterly dividend installment of $594,259 ($0.0625 per share) which was declared in 2006.

As discussed in Note 3, in January 2007, the Company delivered five of six vessels to LTF. Upon actual delivery of the vessels, the Company received $42 million, prepaid $17,973,435, the corresponding portion of the Fortis Loan and reinvested $4,361,539 in LTF for an interest equal to approximately 25% of the equity. The net proceeds to the Company were approximately $19,665,026. The delivery of the remaining vessel is expected to take place mid 2007. The Company expects to reinvest the excess proceeds in other LPG vessels and is considering several potential acquisitions. However, the Company does not currently have any commitment for capital expenditures.

As of February 19, 2007, after nine and a half years with the Company, the Company’s Chief Financial Officer accepted a position with another shipping company and will leave the Company on or about April 2, 2007. The Chief Financial Officer will be replaced on an interim basis by Mr. Gorchakov, the Company’s Chief Investment Officer.

In February 2007, the Company made an additional advance of $500,000 to Waterloo to fund the cost of the dry-dock that took place in 2006.

In February 2007, the Company posted a $2.5 million bank guarantee in favor of the La Forge charterers. The Bank’s guarantee is secured by a cash deposit of $2.5million. In March 2007, the charterers agreed to substantially reduce the quantum of their claim if a settlement could be reached out of court and the Company considered the settlement proposal worth accepting rather than incurring the costs of arbitration.  The Company received a settlement proposal of $1,050,000 net of hire due to the Company from the charterers.  The $2.5 million guarantee will be cancelled once a settlement is concluded with the La Forge charterers.

On March 5, 2007, the Company prepaid $3,246,414, the portion of the Fortis Loan attributable to the London Bridge and Blackfriars Bridge. After this prepayment, the amount outstanding on the Fortis Loan as of March 15, 2007 was $4,186,818, corresponding to the attributable portion outstanding on the remaining vessel to be delivered to LTF in June 2007. This amount will be prepaid at the time of sale of the vessel.

On March 21, 2007, the Board of Directors declared the dividend first quarterly installment of $0.0625 which is payable on April 30, 2007.

______________________________

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Year ended	Balance at Beginning Of Period	Charged to Costs And Expenses	Credited to Costs And Expenses	Balance at End of Period

Reserves and allowances deducted from asset accounts:

DECEMBER 31, 2004
Allowance for doubtful receivables	$110,000			$110,000

DECEMBER 31, 2005
Allowance for doubtful receivables	$110,000		$(20,600)	$89,400

DECEMBER 31, 2006
Allowance for doubtful receivables	$89,400		$(33,463)	$55,937

____________________________

ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
______________________________

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

            The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of December 31, 2006, (the “Evaluation Date”).  Based on such review, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not entirely effective, because of the changes discussed below.

Changes in internal controls.

In the third quarter of 2006, the Company transferred the technical management of nine vessels to three different ship managers. Technical managers are responsible for the accounting of all of the operating expenses of the vessels, except for the voyage expenses. Control procedures had been in place with the prior technical manager for many years and while new control procedures have been established with the new technical managers, Management identified certain shortfalls in such controls and as a result, hired additional technical and accounting staff and reviewed procedures to address these issues. We intend to continue to monitor our internal controls, and if any weaknesses are identified, we will take steps to implement additional internal controls as necessary.

______________________________

ITEM 9B:      OTHER INFORMATION

Not applicable

______________________________

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

Name	Age	Position

Charles B. Longbottom	76	Chairman of the Board of Directors
Antony Crawford	50	Chief Executive Officer and President
Dominique Sergent *	52	Vice President, Chief Financial Officer and Treasurer
Graham G. Pimblett	52	Vice President, Chief Operating Officer
Enrico Bogazzi	66	Director
Johan Wedell-Wedellsborg	37	Director
John H. Blankley	59	Director
Anton Pardini	43	Director
Horst Schomburg	77	Director

* Ms Sergent resigned as Vice President, Chief Financial officer and Treasurer on February 19, 2007, effective April 2, 2007. The biography of her interim successor, Alexander Gorchakov, appears below.

There are no family relationships between any of the directors and executive officers.

Mr. Longbottom has been a director of the Company since 1989 and was elected Chairman of the Board of the Company in May 2004. Messrs. Blankley and Schomburg were originally elected as directors at the 1995 annual meeting. Mr. Crawford and Bogazzi were elected as directors at the 2004 annual meeting. Messrs. Pardini and Wedell-Wedellsborg were appointed as directors in September 2004 and June 2006, respectively.

Under the Company’s Articles of Incorporation, the Board of Directors is divided into two classes of at least three persons, each of whom is elected for a two-year term. Messrs. Longbottom, Pardini, Schomburg and Crawford are Class “A” directors and Messrs. Bogazzi, Blankley and Wedell-Wedellsborg are Class “B” directors. The Class “A” directors were re-elected at the 2006 Annual Meeting and serve until the 2008 Annual Meeting. The Class “B” directors were re-elected at the 2005 Annual Meeting and serve until the 2007 Annual Meeting. Officers are appointed by the Board of Directors and serve until their successors are appointed and qualified. The Articles of Incorporation and By-laws of the Company provide that the Company will, to the full extent authorized by the Business Corporation Act of Liberia, indemnify each of its officers and directors against judgments, fines, amounts paid in settlement, and expenses incurred in the defense of any action commenced against any such officer or director by reason of the fact that he is or was an officer or director of the Company.

Section 3.11 of the By-Laws of the Company provides that there shall be an Audit Committee of the Board of Directors (the “Committee”) consisting of three or more directors, a majority of whom are not officers of the Company and are not currently and have not previously been employees of the Company, Navalmar, V.Ships or their respective affiliates. The Committee is currently comprised of Messrs. Longbottom, Schomburg, Pardini and Blankley, all of whom are independent directors. Section 3.11, which may not be amended or repealed except upon approval of the holders of two-thirds of the outstanding shares of Common Stock, provides that the Committee shall review the following matters and advise and consult with the entire Board of Directors with respect thereto:

(i)	the preparation of the Company's annual financial statements in collaboration with the Company's independent certified accountants;

(ii)	the sale or other disposition of the Company's vessels;
(iii)	the mortgaging of any of the Company's vessels as security for indebtedness of the Company or any of its subsidiaries;
(iv)	the performance by V.Ships of its obligations under the management agreements, as long as V.Ships was an affiliated company; and
(v)	all agreements between the Company and V.Ships, any officer of the Company, or affiliates of V.Ships or any such officer, as long as V.Ships was an affiliated company.

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

Dominique Sergent was appointed Vice President and Chief Financial Officer in 2000 after joining the Company in 1997 as Treasurer. Her prior career includes positions as Vice President in the Capital Markets Group of Bankers Trust (now Deutsche Bank) in New York, Vice President in the investment banking division of E.F. Hutton (now Lehman Brothers) and in the international department of Banque Worms. Ms. Sergent holds an MBA degree from Harvard Business School. Ms. Sergent accepted a position with another company  and will leave the Company on or about April 2, 2007.

Graham G. Pimblett was appointed Vice President, Operations of the Company in 1996 and Chief Operating Officer in 2006. Mr. Pimblett has been with the Company from its foundation in 1989. Prior to that, he had worked within the Vlasov Group since 1971 and held various operational positions during that period.

Alexander Gorchakov joined the Company in 2004 as Investment Analysis Officer and was appointed Corporate Secretary in November 2004. From 1995 to 2004, he worked within the V.Ships and Vlasov groups where he held various financial management and accounting positions. His prior career includes a range of managerial positions in the Black Sea Shipping Company. Mr. Gorchakov holds a Shipmanagement and Engineering diploma from Odessa State Maritime University of Ukraine and an MSc degree in Shipping, Trade and Finance from Cass (former City University) Business School of London. Mr. Gorchakov will assume the role of Chief Financial Officer on an interim basis from April 2, 2007.

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

Johan Wedell-Wedellsborg is the owner and Chief Executive Officer of Weco-Rederi Holding A/S (formerly known as Weco-Rederi A/S) and the Chief Executive Officer of Dannebrog Rederi, a chemical tanker shipowning and operating subsidiary of Weco-Rederi. Weco-Rederi is the parent company of Nordana Line, a multipurpose RoRo liner carrier and is also engaged in the real estate business. Mr. Wedell-Wedellsborg holds a BA degree in Shipping from the Shipping School of Hamburg.

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

Horst Schomburg is member of the Supervisory Board of MPC Münchmeyer Petersen Steamship GmbH & Co. KG. He was previously the Chairman of the Advisory Board of Hamburg Südamerikanische Dampfschiffahrts Gesellschaft Eggert & Amsinck (Hamburg South American Shipping Company – “Hamburg-Süd”). Mr. Schomburg is also the former President and Chief Executive Officer, and a member of the Managing Board of Hamburg-Süd.

Anton U. Pardini retired on December 31, 2006 from Schnitzer Investment Corp., where he was a Director and the company’s President and Chief Executive. He was previously President and Chief Executive Officer of Lasco Shipping Co., and prior to that General Counsel for the Schnitzer Group of Companies, which then included Schnitzer Steel, Schnitzer Investment Corp., Lasco Shipping and several other companies. Mr Pardini began his career with Stoel Rives, a major U.S. law firm.

See also Item 13:  Certain relationships and related transactions)

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section addresses the role of the compensation committee, summarizes the Company’s compensation policy, describes the elements of our executive compensation and director compensation and describes the changes in compensation to be implemented in 2007.

COMPENSATION COMMITTEE

In accordance with section 3.12 of the Company's By-Laws, the Board of Directors has designated from among its members a Compensation Committee, consisting of the four independent directors, which reviews all matters related to executive compensation. The Committee is currently comprised of Messrs. Longbottom,

Blankley, Schomburg and Pardini. For biographies of the Compensation Committee’s members, please see Item 10). The Chairman of the Compensation Committee is elected by its members and is currently Mr. Longbottom.

The Compensation Committee meets three times a year, the agenda is prepared by the Chairman. The Chief Executive Officer attends Compensation Committee’s meetings, but is excluded there from when his compensation is an agenda item. Proposals to be discussed by the Committee are submitted by the Chief Executive Officer or any Committee member.

None of the Company’s executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

The Compensation Committee approves all compensation decisions relative to the executive officers and the directors. The Compensation Committee is responsible for setting a compensation policy aiming at attracting and retaining key people, executives and/or directors critical to our success. In setting this policy, the Compensation Committee recognizes the importance of simplicity, transparency and accountability.

COMPENSATION POLICY

Executives - The Company’s executive compensation policy is designed to reward service and performance, to provide an adequate balance between short and long term rewards and to align the interests of Management and shareholders. The Company compensates its executives using a combination of salary, bonus and option plans (see below). The last options available under the 2001 Stock Option Plan were distributed in 2005 and the Compensation Committee is currently analyzing various plan alternatives.

Directors - The Company’s director compensation policy is designed to attract and retain individuals who have a thorough knowledge of its industry. Independent directors receive an annual fee, paid partly in cash and partly in shares, in order to align their interests with shareholders. All independent directors receive equal compensation, however the chairman of the Board receives additional compensation.  Non-independent directors receive no compensation for serving on the Board. A comparison of the directors’ fees to other comparable companies was performed in 2006 by the Chairman of the Compensation Committee and the Chief Executive Officer. As result, the Board decided to increase the directors’ fees in 2007.

EXECUTIVE COMPENSATION

The table below summarizes the compensation of our principal executive officer, our principal financial officer and our chief operating officer for each of the last three years. We do not have any other named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan compen- sation ($)	Change in Pension Value and Non-quali-fied deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Antony Crawford * CEO	2006 2005 2004	371,000 52,010 -	- 100,000 -	- - -	- 168,720 123,000	- - -	- - -	- - -	371,000 320,730 123,000
Dominique Sergent CFO	2006 2005 2004	153,252 143,864 123,465	35,000 35,000 54,842	- - -	- 139,120 -	- - -	- - -	- - -	188,252 317,984 178,307
Graham Pimblett COO	2006 2005 2004	153,252 122,042 103,781	40,000 35,000 54,842	- - -	- 139,120 -	- - -	- - -	- - -	193,252 296,162 158,623

*	Mr Crawford was paid by the Company starting November 7, 2005.
Prior to such date, Mr Crawford was delegated by the V.Ships group to the Company. The amounts in the table do not include the consideration paid to V.Ships of $181,958 for the period from January 1st to October 31, 2005 and of $95,379 for the period from August 1st to December 31, 2004, for which Mr. Crawford did not receive any direct benefit (see Note 2: Related Company transactions to the Consolidated Financial Statements in Item 8).

(c)
 Salaries are paid in total or in part in foreign currencies. Mr Crawford salary is paid in British Pounds (GBP). Ms Sergent and Mr Pimblett’s salaries are paid in euros (€). The amounts are converted in USD using the average monthly exchange rates.

		Currency	Salary Expressed in Local currency	Exchange rate used for conversion USD per GBP or €
Antony Crawford	2006 2005 2004	GBP GBP GBP	200,000 29,443 -	1.8550 1.7665 -
Dominique Sergent	2006 2005 2004	€ € €	121,100 118,739 71,346	1.2655 1.2116 1.2452
Graham Pimblett	2006 2005 2004	€ € €	121,100 100,728 67,383	1.2655 1.2116 1.2452

(f)	Option awards
Option awards are valued at the grant date fair value determined in accordance with FASB N°123R.
Options granted in 2004 - $1.23 per option. Options granted in 2005 - $2.96 per option (see Note 9 to the financial statements – Stock Options).

The Company’s executives are compensated using a combination of salary, bonus and stock options.

Base salary

The Company rewards the level of responsibility undertaken by our executives through salary. The compensation is determined by market forces.

Bonus

The Company rewards short term performance through a bonus. Bonuses are discretionary and proposed by the CEO to the Compensation Committee.

Plan based awards

Stock Option Plan

The Company’s stock option plan was established in 2001 for all of the Company’s employees, in order to incentivize and reward employees in connection with the expansion of the Company. By allowing the options to vest over a period of four years, the plan aimed at rewarding long term performance and encouraging retention. The Compensation Committee modified the plan in 2004 to shorten the vesting horizon of the options. In March 2006, the Company filed a registration statement on Form S-8 to register the re-offer and re-sale of the shares issued under the stock option plan in order to remove the trading restrictions on such stocks and facilitate their re-sale by employees. Option grants are decided in a discretionary manner. For details of the plan, see Note 9 – Stock Option Plan to the Consolidated Financial Statements in Item 8.

Stock award plan

The Company did not currently have a stock award plan for its executives in 2006. The Compensation Committee is evaluating plan alternatives.

Grants of plan based awards

               No grants of awards were made during the year ended December 31, 2006.

Outstanding equity awards at December 31, 2006

The following table shows unexercised options, options that have not vested and equity incentive plan awards for each named executive outstanding as of December 31, 2006.

	Option awards					Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market value of shares or Units of Stock that Have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have not Vested (#)	Equity Incentive Plan Awards: Marketr or Payout Value of Unearned Shares, Units or other Rights that Have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dominique Sergent	47,000	-	-	9.228	June 2011	-	-	-	-

Options exercised and stock vested

The following table reports each exercise of stock options, SARs and similar instruments and each vesting of stock, including restricted stock, restricted stock units and similar instruments during the year ended December 31, 2006 for each of our named executive officer on a aggregate basis.

Name	Option Awards		Stock awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
	(a)	(b)	(c)	(d)
Antony Crawford	57,000	232,104	-	-
Dominique Sergent	-	-	-	-
Graham Pimblett,	47,000	203,604	-	-

(b)
Mr Crawford exercised 57,000 options at a price of $9.228 on March 24, 2006 when the price of the stock was $13.3. Mr Pimblett exercised 47,000 options at a price of $9.228 on April 10, 2006 when the price of the stock was $13.56.

Non equity incentive plan compensation

The Company does not have a non equity incentive plan for its executives.

Pension benefits

The Company does not have a pension plan for its executives.

Non qualified Deferred Compensation

The Company does not have a non qualified deferred compensation plan for its executives.

All other compensation

Potential payments upon termination or change of control If an officer of the Company is dismissed, other than for cause, or made redundant, that officer will receive 12 months salary at the last monthly  salary rate prior to the announced dismissal or redundancy. However, in the event of a sale by the current majority shareholders of their controlling stake whereby an officer was dismissed or made redundant, that officer will receive 18 months salary at the last monthly salary rate prior to the announced dismissal or redundancy.

The following table quantifies the estimated payments that would be made to the executive officers of the Company in the event of termination of employment related or not to a change of control in 2007 (based on December 31, 2006 exchange rates).

Name	No change of control	Change of control
Antony Crawford CEO, President	$371,000	$556,500
Dominique Sergent * Chief Financial officer	$164,837	$247,256
Graham Pimblett Chief Operating Officer	$164,837	$247,256
* Ms. Sergent resigned on February 19, 2007 and these commitments are now without object.

Other employees of the company have similar payments upon termination and / or change of control.

Directors and officers liability insurance The Company has in force a policy of directors and officers liability insurance in the amount of $10,000,000 for the benefit of the directors and officers of the Company. The premium paid by the Company in respect of directors and officers as a group for the policy year ending June 30, 2007 was $65,000.

Change in executive compensation

As of January 1, 2007, Ms. Sergent’s and Mr. Pimblett’s salaries increased by 3.2% from € 121,100 to €125,000. Mr Crawford’s salary remained unchanged.

DIRECTOR COMPENSATION

The following table summarizes the compensation of our Directors for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
C. Longbottom	40,000	5,000	-	-	-	-	45,000
J. Blankley, A. Pardini, and H. Schomburg, each	30,000	5,000	-	-	-	-	35,000
E. Bogazzi, A. Crawford, J.Wedell-Wedellsborg	-	-	-	-	-	-	-

A benchmarking of the director fees was performed in 2006 and as a result, as from January 1st, 2007, director fees will be as follows: Mr Longbottom will receive $70,000 of which $50,000 paid in cash and $20,000 paid in shares. Messrs Blankley, Pardini, Schomburg, Bogazzi and Wedell-Wedellsborg will receive each $50,000, of which $30,000 in cash and $20,000 in shares.

ITEM 12:      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock of the Company beneficially owned as of March 1, 2007 by (i) each beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors, nominees for director and executive officers and (iii) for all executive officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by them.

Name	Amount of Beneficial ownership	Percent
Navalmar Transportes Maritimos LDA (1) Rua Dos Murcas 15 - 2nd Andar, Sala G 9000058 Funchal S1 – Madeira	4,226,448	44.4
Weco-Rederi Holding A/S Rungsted Strandvej 113 Rungsted Kyst – G7 Denmark – 2960	849,270	8.9
Charles B. Longbottom	43,800	*
John H. Blankley	29,286	*
Horst Schomburg	32,367	*
Graham Pimblett	20,200	*
Dominique Sergent	60,392	*
Antony Crawford	164,850	1.7
Anton Pardini	1,320	*
All officers and directors as a Group (7 persons)	352,215	3.7
* Less than 1%

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The By-Laws of the Company provide that related transactions and transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company.

V.Ships

 Until August 1, 2006, the ship management company, V.Ships, owned 265,937 shares of MC Shipping or 2.8% of the shares outstanding and was deemed to share beneficial ownership of its shares with Navalmar (45.2%) . On August 1, V.Ships sold its interest in the Company for an aggregate price of $2,872,119 ($10.80 per share) to Weco-Rederi A/S, another shareholder of the Company, and ceased to be an affiliate of MC Shipping. Following the transaction, Weco-Rederi’s ownership in the Company’s shares increased from 6.1% to 8.9%.

For 18 years, the Company employed the services of V.Ships as technical manager for its vessels and V.Ships was entitled to remuneration based on then current industry practice. For the rates of fees and other amounts that were paid to V.Ships, see Item 1: Business - Compensation to Affiliates and Note 2: Related Company Transactions of the Consolidated Financial Statements in Item 8. During the third quarter of 2006, technical management of the vessels managed by V.Ships was transferred to three non-related technical managers on favourable terms.

The Audit Committee reviews relationships with related parties on a regular basis and will take action if it believes that any costs are being charged unfairly to the Company

MPC Steamship

On November 6, 2006, the Board of the Company approved the sale of six small LPG carriers to a special purpose German KG company to be formed by the German finance house MPC Steamship for a total sale price of $52 million. The Company will charter back the vessels for a period of four years and reinvest $5.75 million in the KG company for 25% of the equity (see Note 3: Acquisitions and sales of vessels to the Consolidated Financial Statements in Item 8). Mr. Schomburg (Director) is a member of the Supervisory Board of MPC Münchmeyer Petersen Steamship GmbH & Co. KG. Mr. Schomburg excused himself from discussions relating to this transaction.

Other

Certain of the directors and executive officers of the Company are involved in outside business activities similar to those conducted by the Company.  Mr. Bogazzi and Mr Wedell-Wedellsborg (Directors) are involved in the business of purchasing, owning and selling cargo vessels through their shipping companies.  As a result of these affiliations, such persons may experience conflicts of interest in connection with the selection, purchase, operation and sale of the Company’s vessels and those of other entities affiliated with such persons.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2006.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

Audit fees amounted to approximately USD $219,854 ($111,374 in 2005). Our auditors also provided tax related advice.

Year ended December 31	2006	2005
Audit fees	$186,555	$25,721
Audit related fees	$4,603	$54,647
Tax advice fees	$28,686	$31,006
All other fees		-
Total	$219,854	$111,374

Audit Committee’s Pre-approval Policies and Procedures

Before the Company or its subsidiaries engage an accountant to render services, the engagement must be (i) approved by the Audit Committee; or (ii) entered into pursuant to pre-approval policies and procedures, detailed as to particular service, established by the Audit Committee. The Audit Committee must pre-approve all permissible non-audit services and all audit, review or attest engagements on the part of the Company's auditors, except pre-approval for (i) all such services which, in the aggregate, do not constitute more than 5% of the total amount of revenues paid by the audit client to its accountant in the fiscal year services are provided; (ii) such services which were not recognized by the Company as non-audit services at the time of the engagement; or (iii) services that are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or one or more designated representatives. The Audit Committee must be informed of each service and may not delegate its responsibilities to the Company’s Management. All the services for which the above-described audit-related fees and tax advice fees were paid were pre-approved by the Audit Committee.

PART IV

ITEM 15:      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1)	Financial Statements

The following consolidated statements of MC Shipping Inc. and subsidiaries are included in ITEM 8:

(i)	Report of Independent Registered Public Accounting Firm;

(ii)	Consolidated Balance Sheets at December 31, 2006 and 2005;

(iii)	Consolidated Statements of Income for the Years ended December 31, 2006, 2005 and 2004;

(iv)	Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004;
(v)	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2006, 2005 and 2004; and
(vi)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedule

(i)	Schedule II - Valuation and Qualifying Accounts

(a)(3)
Exhibits

3.1		Articles of Incorporation, as amended (incorporated by reference to the Company's Form 8-K filed on August 9, 2006).
10.1	-	Agreements for the purchase of Hermann Schulte and Dorothea Schulte dated February 24, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2005).
10.2	-	Loan Agreement with Fortis Bank and Guarantee Agreement dated April 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006).
10.3	-	Agreement for the purchase of Hans Maersk dated June 14, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2006).
10.4	-	Agreement for the purchase of Immanuel Kant dated June 21, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2006).
10.5	-	Agreement for the purchase of Tycho Brahe dated June 21, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2006).
10.6	-	Loan and Guarantee Agreement with Scotia Bank dated July 10, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated July 20, 2006).

10.7	-	Agreement for the sale of Auteuil dated December 18, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated December 22, 2006)
10.8	-	Agreement for the sale of Deauville dated December 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated December 22, 2006)
10.9	-	Agreement for the sale of Cheltenham dated December 18, 2006 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 22, 2006)
10.10	-	Agreement for the sale of Malvern dated December 18, 2006 (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K dated December 22, 2006)
10.11	-	Agreement for the sale of Coniston dated December 18, 2006 (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K dated December 22, 2006)
10.12	-	Agreement for the sale of Longchamp dated December 18, 2006 (incorporated by reference to Exhibit 99.6 to the Company’s Form 8-K dated December 22, 2006)
21	-	List of Subsidiaries.
31	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish to its shareholders copies of any exhibits to this Form 10-K upon request to the Secretary of the Company for a fee limited to the duplicating and postage costs associated with any such mailing.

(b)	Reports on Form 8-K filed after December 31, 2006:

The Company filed a report on Form 8-K on February 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MC SHIPPING INC.
(Company)

Date: March 30, 2007	/S/ ANTONY S CRAWFORD
Antony. S. Crawford
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DOMINIQUE SERGENT	Vice President, Chief Financial Officer and Treasurer	March 30, 2007
Dominique Sergent	(Principal Accounting Officer)

/S/ CHARLES B. LONGBOTTOM	Chairman of the Board	March 30, 2007
Charles B. Longbottom

/S/ ENRICO BOGAZZI	Director	March 30, 2007
Enrico Bogazzi

/S/ JOHN H. BLANKLEY	Director	March 30, 2007
John H. Blankley

/S/ ANTON PARDINI	Director	March 30, 2007
Anton Pardini

/S/ HORST SCHOMBURG	Director	March 30, 2007
Horst Schomburg

/S/ JOHAN WEDELL-WEDELLSBORG	Director	March 30, 2007
Johan Wedell-Wedellsborg