Form 10-Q
period 2007-03-31
MC SHIPPING INC
filed 2007-05-14
CIK 847831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended March 31, 2007	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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
☐ yes  ☒ no

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Shares outstanding at April 27, 2007

Common stock, par value $.01	9,510,017

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 :	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006.	3

	Condensed Consolidated Statements of Income for the quarters ended March 31, 2007 and March 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2007 and March 31, 2006.	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and procedures	25

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		28

Index

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31, 2007	DECEMBER 31, 2006
	(UNAUDITED)
CURRENT ASSETS
Cash	$9,168,184	$1,838,044
Restricted cash	10,068,767	4,594,402
Charterhire receivables	917,189	1,668,948
Recoverable from insurers, net	504,509	1,037,523
Inventories	1,597,561	1,592,890
Receivables from affiliates	317,876	-
Prepaid expenses and other current assets	1,805,367	1,301,757

TOTAL CURRENT ASSETS	24,379,453	12,033,564

VESSELS, AT COST	236,127,238	236,127,238
Less accumulated depreciation	(50,359,243)	(45,136,723)

	185,767,995	190,990,515

OTHER ASSETS
Investments in associated companies	14,019,740	8,801,155
Furniture & equipment (net of accumulated depreciation of $39,373 at March 31, 2007 and $26,638 at December 31, 2006)	215,874	225,071
Dry-docking costs (net of accumulated amortization of $3,982,406 at March 31, 2007 and $3,457,217 at December 31, 2006)	7,538,420	8,056,312
Debt issuance costs (net of accumulated amortization of $48,497 at March 31, 2007 and $99,395 at December 31, 2006)	293,919	432,024
Other assets	666,317	790,748

TOTAL ASSETS	$232,881,718	$221,329,389

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31, 2007	DECEMBER 31, 2006
	(UNAUDITED)

CURRENT LIABILITIES
Accounts payable	$2,184,224	$4,290,287
Charterhire received in advance	1,423,131	1,518,088
Accrued expenses	3,037,597	4,338,367
Payable to affiliates	96,062	369,423
Accrued interest	2,648,150	1,964,908
Dividend payable	594,376	594,259
Current portion of long term debt	27,708,419	26,167,176
Current portion of long-term charter obligations	8,729,915	-

TOTAL CURRENT LIABILITIES	46,421,874	39,242,508

LONG TERM DEBT
Secured loans, net of current portion	97,023,150	124,269,936
Long-term charter obligations, net of current portion	30,792,584	-
DEFERRED GAIN ON SALE OF VESSELS	7,262,041	8,436,563
OTHER LIABILITIES	1,251,010	1,133,175

TOTAL LIABILITIES	182,750,659	173,082,182

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value – 20,000,000 shares authorized 9,510,017 shares issued and outstanding at March 31, 2007 (9,508,141 at December 31, 2006)	95,100	95,081
Additional paid-in capital	48,479,788	48,459,807
Retained earnings	2,101,694	-
Accumulated other comprehensive loss	(545,523)	(307,681)
	50,131,059	48,247,207

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$232,881,718	$221,329,389

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Quarters ended March 31,
	2007	2006

CHARTERHIRE AND OTHER INCOME	$15,504,166	$10,107,255

COSTS AND EXPENSES
Commission on charter hire and freight	(107,966)	(133,121)
Vessel operating expenses	(4,909,355)	(3,899,134)
Amortization of dry-docking costs	(525,189)	(238,765)
Depreciation	(5,235,065)	(2,099,766)
General and administrative expenses	(783,253)	(513,987)

INCOME FROM VESSEL OPERATIONS	3,943,338	3,222,482

Recognized deferred gain on sale of vessels	1,174,522	1,174,522
Equity in income / (losses) of associated companies	537,047	291, 982

OPERATING INCOME	5,654,907	4,688,986

OTHER INCOME/(EXPENSES)
Interest expense	(3,172,809)	(1,150,649)
Interest income	213,972	173,562

NET INCOME	$2,696,070	$3,711,899

EARNINGS PER SHARE
Basic earnings per share	$0.28	$0.40
Diluted earnings per share	$0.28	$0.39
Weighted average number of shares outstanding	9,509,183	9,372,582
Diluted weighted average number of shares outstanding	9,556,183	9,554,547

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Quarters ended March 31,
	2007	2006
OPERATING ACTIVITIES:
NET INCOME	$2,696,070	$3,711,899
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,235,065	2,099,766
Recognized deferred gain on sale of vessels	(1,174,522)	(1,174,522)
Amortization of dry-docking costs	525,189	238,765
Amortization of issuance costs	138,105	17,356
Equity in (income) / losses of associated companies	(537,047)	(291,982)
Share-based compensation to directors	20,000	20,000
Changes in Operating Assets and Liabilities:
Charterhire receivables	751,759	(97,945)
Recoverable from insurers	533,014	(4,540)
Inventories	(4,671)	(129,079)
Receivables from /payable to affiliates	(591,237)	486,364
Prepaid expenses and other current assets	(503,610)	(296,891)
Dry-docking costs capitalized	(7,297)	(306,121)
Accounts payable	(2,106,063)	245,263
Charterhire received in advance	(94,957)	514,582
Accrued expenses	(1,300,770)	2,196
Accrued interest	683,242	856,975

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,262,270	5,892,086

INVESTING ACTIVITIES:
Purchase of furniture and office equipment and other assets	(3,348)	(80)
Dividends from / (investments in) associated companies	(4,681,538)	180,000
Purchases of vessels	-	(11,000,000)
Vessels pre-operating expenses	-	(2,406)
Other assets	(162)	-
Restricted cash deposits	(5,474,365)	(2,607,387)

NET CASH USED IN INVESTING ACTIVITIES	(10,159,413)	(13,429,873)

FINANCING ACTIVITIES:
Repayments of long-term debt	(28,183,044)	(1,250,000)
Increase in long-term debt	42,000,000	-
Proceeds from issuance of common stock	-	525,997
Dividend paid	(594,259)	(557,104)

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	13,222,697	(1,281,107)

EFFECTS OF FOREIGN CURRENCY TRANSLATIONS	4,586	-

(DECREASE) / INCREASE IN CASH	7,330,140	(8,818,894)
CASH AT BEGINNING OF PERIOD	1,838,044	12,292,015

CASH AT END OF PERIOD	$9,168,184	$3,473,121

Interest paid during the period, including interest portion of long-term charter obligations	$2,351,465	$276,318

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:  MC Shipping Inc. was incorporated in the Republic of Liberia and, through its subsidiaries, owns and operates a fleet of 19 vessels, of which nine are wholly owned liquefied petroleum gas (“LPG”) carrier vessels. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships, a 50% interest in another entity that owns and operates an LPG carrier, and a 25% interest in an entity that owns and operates five LPG carriers.

REVENUE RECOGNITION:    The Company employs its vessels on time charter or voyage charter. With time charters, the Company receives a fixed charterhire per on-hire day and is responsible for meeting all the operating expenses of its wholly owned vessels, such as crew costs, insurance, repairs and maintenance.  Time charter revenue is recognized on an accrual basis and is recorded over the term of the charter as service is provided. Vessels on time charter may experience off-hire time for the following reasons: dry-docking and planned repair time, technical reasons, underperformance of the vessel or positioning. Off-hire is deducted from the hire.

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

COMPREHENSIVE INCOME:    Comprehensive income consists of foreign currency translation adjustments and unrealized gains or losses on cash flow hedges.

USD	Three months Ended March 31, 2007	Three months Ended March 31, 2006

Other comprehensive income	$(237,842)	$716,890

Net Income	2,696,070	3,711,899

Comprehensive Income	$2,458,228	$4,428,789

Index

DEBT ISSUANCE COSTS:  Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities. Amortization of debt issuance costs, included in interest expense, amounted to $17,274 in the quarter ended March 31, 2007 ($17,356 in the quarter ended March 31, 2006). In the quarter ended March 31, 2007, an amount of $120,831 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $21.2 million prepaid under the Fortis Loan was written off and recorded as interest expense.

EARNINGS PER SHARE:  Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options were exercised or converted into common stock. There were no stock options or common stock equivalents that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS for each period presented.

	Three months Ended March 31, 2007	Three months Ended March 31, 2006

Numerator:
Net income available for common stockholders	$2,696,070	$3,711,899

Denominator:
Weighted average number of common shares	9,509,183	9,372,582
Dilutive effect of employee stock options	47,000	181,965
Diluted average number of common shares	9,556,183	9,554,547

Earnings per common share:
- Basic earnings per share	$0.28	$0.40
- Diluted earnings per share	$0.28	$0.39

NOTE 3:  SALE OF VESSELS

On December 18, 2006, the Company entered into agreements for the sale and charter back of six LPG carriers, Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”) for a total sales price of $52 million. The total book value of the vessels was approximately $32.3 million. Simultaneously with the sale, the Company agreed to charter back each of the vessels at $225,000 per month for a period of four years and reinvest $5,400,000 in LTF for approximately 25% of the equity, thereby remaining committed to the ships and its customers. The Company did not recognize a gain on sale of these vessels as the transaction is accounted for as a financing under US GAAP (see below for details of the accounting treatment).

The delivery and charter back of five of the above vessels took place in January 2007 as follows:

Vessel	Delivery Date

Coniston	January 11, 2007
Auteuil	January 24, 2007
Cheltenham	January 25, 2007
Longchamp	January 26, 2007
Malvern	January 30, 2007

Index

Upon actual delivery of these five vessels, the Company received in total $42 million; prepaid $17,973,435 of the Fortis Loan; and reinvested $4,361,539 in LTF for an interest equal to approximately 25% of LTF’s equity. The net proceeds to the Company were approximately $19,665,000.  The delivery and leaseback of the sixth vessel, Deauville is expected to take place in mid 2007. Upon its delivery, the Company will also prepay the respective portion of the Fortis Loan in the amount of $4,186,818.

As part of the above transaction, the Company has agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day and per vessel for four years after the delivery of each vessel.

LTF is a limited partnership with equity in the amount of approximately $21.7 million. The limited partners of LTF include MC Shipping (approximately 25%) and certain German individual investors (approximately 75%). The limited partners will participate in the profits and losses of LTF in accordance with the ratio of their ownership interest. An Advisory Board will be elected in 2007 by the limited partners and general partner at the first shareholder meeting.  LTF will borrow up to $33.8 million from Hypo Vereinsbank to finance the balance of the purchase price of the vessels and working capital. The bank loan bears interest at 5.76% and is repayable in 32 equal quarterly installments beginning six months after delivery of the respective vessel. The loan is secured by mortgages on the vessels and is non-recourse to the partners of LTF.

The transaction is a sale and charter back with continuing involvement that does not qualify for sale-leaseback accounting under US GAAP. As a result:

-	The vessels remain on the balance sheet of the Company and are depreciated to zero over the four year charter period starting from each respective delivery date.
-
Revenues from chartering the vessels by the Company are recorded as revenues in accordance with the Company’s revenue recognition policies. The Company cannot estimate at this time the revenues it will derive from the chartering of the vessels over the next four years, since the vessels are currently employed on voyages or time charters not exceeding one year.

-
The Company does not pay for the vessels’ operating expenses since it is time-chartering the vessels from LTF. However it is guaranteeing up to $135 per day per vessel if the operating expenses exceed a pre-agreed budget.

-
Upon receiving the sale proceeds on the five vessels delivered through January 2007, the Company recorded a total liability of $42 million for the amount received. After the $17.97 million prepayment of the portion of the Fortis Loan attributable to five vessels, the debt of the Company increased by a net amount of $24.03 million.

-
Each charter payment paid to LTF is recorded part as interest and part as principal. The breakdown between principal and interest is calculated so that the $42 million liability is amortized over the four year charter period. The average effective annual interest rate for this transaction is 12.44%.

-	The Company’s $4.36 million investment in LTF was recorded as an investment in associated companies.

NOTE 4.  INVESTMENT IN ASSOCIATED COMPANIES

MUNIA

In January 2005, the Company invested $4 million in Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL. MUNIA simultaneously purchased four container vessels from MC Shipping and chartered them to AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The Company participates for 25.8% in the equity and in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the vessels: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. The 25.8% share of net income of MUNIA included in the Company's condensed financial statements was $203,445 for the quarter ended March 31, 2007 as compared to $232,674 for the quarter ended March 31, 2006. MUNIA is expected to pay dividends on a semi-annual basis. The Company received the fourth dividend installment of $180,000 from MUNIA in January 2007. The Company’s investment in MUNIA was $5,639,979 at March 31, 2007, which included the additional amounts invested in 2006 as discussed below, compared to $5,616,535 at December 31, 2006. The Company accounts for its investment in MUNIA using the equity method of accounting.

Index

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel or earlier in case of sale or total loss of a vessel (“MUNIA guarantee”). As a result, the off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in charterhire and other income. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time. For the quarter ended March 31, 2007, the operating expenses of the vessels were approximately at the guaranteed level and no payment was required by the Company under the MUNIA guarantee.

In December 2006, one of the vessels owned by MUNIA was dry-docked. The dry-dock had not been anticipated at the time of the sale to MUNIA and in order to effectuate the dry-dock, MUNIA agreed to waive its rights under the operating guarantee and MUNIA and the Company agreed to share in the costs of the dry-dock. The cost of the dry-dock amounted to approximately $1.4 million (including off-hire) and was shared between MUNIA (approximately $300,000) and the Company (approximately $1.1 million). The Company’s share of the dry-dock was recorded as an additional investment in MUNIA and is anticipated to be recovered in full from the increased value of the vessel and additional charter revenue. The Company agreed to share in the dry-dock in order to protect its investment in the residual net sale proceeds of the vessel.

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

WATERLOO

In April 2005, the Company entered into a 50/50 joint venture agreement with Petredec Limited, a leading LPG trading and shipping company, pursuant to which each joint venture partner acquired fifty percent of the issued share capital of Waterloo Shipping Limited (“Waterloo”). The joint venture acquired the 1983-built, 59,725cbm LPG carrier Galileo and chartered it to Petredec for a period of four years. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond. The bank loan bears interest at LIBOR plus 1.05% and was repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504 due on April 5, 2009. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner.

The Galileo dry-docked in the second and third quarters of 2006 and extensive upgrading was performed to enable the vessel to operate for an additional five years. Reflecting the extended life of the vessel, the charter with Petredec was extended by an additional year to April 2010. In order to fund the cost of the dry-dock, the Company and Petredec each advanced to Waterloo an additional amount of $1,850,000 in 2006, $500,000 in February 2007 and $250,000 in April 2007. In September 2006, Waterloo borrowed an additional amount of $2 million under the Danish Ship Finance loan. As of March 31, 2007, the amount outstanding under the loan was $8,803,908 repayable in 13 quarterly repayments of $735,156 (first eleven), $342,192 (twelfth) and $375,000 (thirteenth). The other terms of the loan remain unchanged.

Index

The Company accounts for its investment in Waterloo using the equity method of accounting. The share of the net income of Waterloo included in the Company's financial statements was $55,954 for the quarter ended March 31, 2007, compared to $59,308 for the quarter ended March 31, 2006. The Company’s investment in Waterloo was $3,740,575 at March 31, 2007; it was $3,184,620 at December 31, 2006.

LTF

In January 2007, the Company invested $4.36 million in LTF, a special purpose German KG company formed by the German finance house MPC. LTF agreed to purchase six LPG vessels from the Company and to simultaneously charter them back to the Company at $225,000 per month for a period of four years commencing on the delivery date of each vessel. The first five vessels were delivered to LTF in January 2007 as described above (See Note 3). The sixth vessel is expected to be delivered to LTF in mid 2007.

The Company participates in approximately 25% in the equity and in the profits and losses of LTF. The 25% share of net income of LTF included in the Company's financial statements was $277,648 for the quarter ended March 31, 2007. LTF is expected to pay dividends on a semi-annual basis. The Company’s investment in LTF was $4,639,186 at March 31, 2007. The Company accounts for its investment in LTF using the equity method of accounting.

As part of the LTF transaction, the Company has agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day per vessel for four years after the delivery of each vessel. The Company cannot estimate the amount of any future payments required under the LTF guarantee at this time. For the quarter ended March 31, 2007, the operating expenses of the vessels were approximately at the budget level and no payment was required by the Company under the LTF guarantee.

NOTE 5.  RELATED COMPANY TRANSACTIONS

The By-Laws of the Company provide that related transactions and transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company.

V.Ships

On August 1, 2006, V.Ships ceased to be an affiliate of MC Shipping.  For 18 years prior to that, the Company had employed the services of V.Ships as technical manager for its vessels. During the third quarter of 2006, the technical management of the vessels managed by V.Ships was transferred to three non-related technical managers on industry competitive terms. The four container vessels owned by MUNIA, in which the Company owns 25.8%, are still managed by V.Ships.

MPC Steamship

On December 18, 2006, the Company entered into agreements to sell the LPG carriers, Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”) for a total sale price of $52 million. Five of six vessels were delivered to LTF in January 2007. The Company charters back the vessels for a period of four years from the respective delivery date and will reinvest up to $5.4 million in the KG company for approximately 25% of the equity (see Note 3). Mr. Schomburg (Director) is a member of the Supervisory Board of MPC Münchmeyer Petersen Steamship GmbH & Co. KG. Mr. Schomburg excused himself from discussions relating to this transaction.

Index

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

At March 31, 2007, the Company had net intercompany receivable balances from affiliates of $221,814, compared to $369,423 payable to affiliates at December 31, 2006. The balance at March 31, 2007 includes $96,062 payable to MUNIA for amounts due under the guarantee agreement and for the dry-dock of a vessel. At December 31, 2006 the balance payable to MUNIA was $296,475.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2007.

NOTE 6.  PROVISION FOR IMPAIRMENT LOSS

At March 31, 2007, the Company evaluated the recoverability of its vessels and its investments in associated companies in accordance with SFAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company’s vessels, including vessels owned by associated companies, are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144. To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. At year end, the market value used by the Company is equal to the average of the appraisals provided by two leading independent shipbrokers. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessel. At quarter end, the market value is assessed by management on the basis of market information, shipping newsletters, sale of comparable vessels reported in the press, informal discussions with shipbrokers or unsolicited proposals received from third parties for the vessels. Whenever a vessel’s market value is above its book value, the Company considers there is no indication of impairment. Whenever a vessel’s market value is below its book value, the Company considers there is a potential impairment and performs a recoverability test. The Company estimates the undiscounted future cash flows attributable to the vessel in order to determine if the book value of such vessel is recoverable. If the book value of the vessel exceeds the estimated undiscounted future cash flows attributable to the vessel, the Company recognizes an impairment loss equal to the excess of the book value over the market value as defined above.

The Company’s investment in MUNIA is also reviewed for impairment at year end and at each quarter end. To consider whether there is an indication of impairment, the Company compares the fair market value or the estimated scrap value of each container vessel at the end of the reporting period with the minimum threshold of $4.9 million, except for the vessel where the Company shared in the dry-dock cost in 2006 and the minimum threshold is $6 million, which corresponds to a full recovery of the investment (see Note 4. Investment in Associated Companies). Whenever the fair market value or the estimated scrap value (corresponding to a price of scrap of $314 per ton) of a vessel is below $4.9 million, or $6 million in the case of the vessel where the Company shared the dry-dock cost, the Company considers there is a potential impairment and performs a recoverability test. To perform the recoverability test, the Company estimates the undiscounted future cash flows attributable to the investment in order to determine if the book value of such investment is recoverable. If the book value of the investment exceeds the estimated undiscounted future cash flows attributable to the investment, the Company recognizes an impairment loss equal to the excess of the book value over the scrap value.

Index

NOTE 7.  SHAREHOLDERS' EQUITY

The net income of $2,696,070 for the quarter ended March 31, 2007 has been recorded as increase in retained earnings.

The summary of changes in shareholders' equity during the quarter ended March 31, 2007 was as follows:

	Common	Additional	Retained	Accumulated	Total
	Stock	Paid-in	Earnings	Other	Shareholders’
	Par	Capital		Comprehensive	Equity
USD	Value			Income / (Loss)

December 31, 2006	$95,081	$48,459,807	$-	$(307,681)	$48,247,207

Net income			2,696,070		2,696,070

Foreign currency translation adjustment				4,586	4,586

Unrealized losses on cash flow hedges				(242,428)	(242,428)

Issuance of stock to Directors	19	19,981			20,000

Dividend declared			(594,376)		(594,376)

March 31, 2007	$95,100	$48,479,788	$2,101,694	$(545,523)	$50,131,059

As of March 31, 2007, the number of shares issued and outstanding was 9,510,017.

The last quarterly installment of the 2006 dividend ($0.0625 per share) amounting to $594,259 was paid on February 2, 2007. On March 21 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.0625 per share of common stock, which was distributed on April 30, 2007. The cash dividend of $594,376 was recorded as a reduction of Retained Earnings.

In 2006, directors, who are not officers of the Company or of an affiliated company, received $5,000 of their total annual compensation by issuance of shares of the Company’s common stock of equivalent value. In February 2007, a total of 1876 shares were distributed to the directors as part of their annual compensation. The total amount of compensation expense recognized in connection with the issuance of such shares was $20,000.

NOTE 8.  LONG TERM DEBT AND CHARTER OBLIGATIONS

Long-term debt and charter obligations consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	($ in thousands)

Scotia Loan	$120,544	$123,326
Fortis Loan	4,187	27,111
	124,731	150,437
less current portion	27,708	26,167
Secured loans, net of current portion	97,023	124,270

Long-term charter obligations	39,523	-
less current portion	8,730	-
Long term charter obligations, net of current portion	30,793	-

Total long-term debt, net of current portion	$127,816	$124,270

Index

LONG TERM DEBT

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt (the “Fortis Loan”). The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly installments. Concurrently, the Company entered into an interest rate swap agreement as a result of which the variable rate, exclusive of margin, has been effectively fixed at 3.075 % until October 2007. In January 2005, the Company prepaid $15 million under the Fortis Loan and cash balances of $5 million held as collateral by the bank were released. In January 2007, the Company prepaid $17,973,435, the portion of the Fortis Loan attributable to five LPG vessels sold to LTF (See Note 3). On March 5, 2007, the Company prepaid an additional $3,256,414, the portion of the Fortis Loan attributable to the London Bridge and Blackfriars Bridge vessels. After this prepayment, the amount outstanding on the Fortis Loan as of March 31, 2007 was $4,186,819, corresponding to the attributable portion outstanding on the remaining vessel expected to be delivered to LTF in mid 2007. This amount will be prepaid at the time of delivery of the vessel to LTF.

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

On July 10, 2006, the Company entered into a $126,884,000 loan agreement with Scotiabank in order to refinance the outstanding amount of the previous loan granted by Scotiabank of $60,884,000 granted in April 2005 and for the balance to partially finance the acquisition of the Maersk Houston, Kew Bridge and Barnes Bridge vessels. As of March 31, 2007, the amount outstanding under the Scotia Loan was $120,544,750. The loan is structured in five advances as follows:

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

The Company has issued guarantees in relation to the loans and the borrowers have granted ship mortgages over the vessels as security. The Blackfriars Bridge, London Bridge, and the La Forge are the Company’s only vessels not pledged as collateral under any debt agreement. The loan agreements contain financial covenants related to minimum liquidity reserves of $5,000,000, minimum value clauses for the vessels, and minimum tangible net worth, all as defined in the loan agreements. Under the Scotiabank agreement, monthly transfers are made to retention accounts, which are applied in discharge of the next principal and interest payment due under the loan. The Company has complied with all applicable debt covenants, or received the appropriate waivers from lenders, for all periods presented.

LONG-TERM CHARTER OBLIGATIONS

In January 2007, the Company delivered five of six LPG vessels sold to LTF and simultaneously chartered them back at $225,000 per vessel per month for a period of four years, starting from each respective delivery date (See Note 3). The transaction is a sale and charter back with continuing involvement that does not qualify for sale-leaseback accounting under US GAAP and is accounted for as a financing. As a result, upon receiving the proceeds on the five vessels, the Company recorded a total capitalized lease of $42 million for the amount received.  Each charter payment paid to LTF is recorded part as interest and part as principal. The breakdown between principal and interest is calculated so that the $42 million liability is fully amortized over the four year charter period. The effective annual average interest rate for this transaction is 12.44%. As of March 31, 2007 the total unamortized balance of the long-term charter obligations, including current portion was $39,522,499.

NOTE 9:  STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. Under the terms of the plan, the options give the right to purchase one share per option and expire in June 2011. As of March 31, 2007, 47,000 options awarded to the Company’s former Chief Financial Officer were outstanding; they had an exercise price of $9.228 per share and were fully vested.  Following departure of the former Chief Financial Officer from the Company effective April 2, 2007, these 47,000 stock options expired unexercised and have become again available for grants under the Stock Option Plan.

Index

NOTE 10:  SUBSEQUENT EVENTS

On April 30, 2007, the Company paid the first 2007 quarterly dividend of $0.0625 per share, declared on March 21, 2007, which amounted to $594,376.

On April 10, 2007, the Company settled a dispute with the previous charterers of the La Forge vessel by remitting $1,050,000 in full and final settlement of the charterers’ claim arising out of the extended dry-docking of the vessel in 2006 and the resulting damages. Immediately upon remittance of the agreed settlement, both the $2.5 million bank guarantee posted by the Company in February 2007 in favor of the La Forge charterers and the Company’s guarantee on behalf of its ship owning subsidiary were cancelled. The Company is seeking recovery of this loss from the ship’s previous managers.

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

Results of Operations for the quarter ended March 31, 2007

Recent significant events

On December 18, 2006, the Company entered into agreements for the sale and leaseback of six LPG carriers, Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”) for a total sales price of $52 million. The total book value of the vessels was approximately $32.3 million. Simultaneously with the sale, the Company agreed to charter back the vessels at $225,000 per month for a period of four years and reinvest $5,400,000 in LTF for approximately 25% of the equity, thereby remaining committed to the ships and its customers. The Company did not recognize a gain on sale of these vessels as the transaction is accounted for as a financing under US GAAP (see Item 1. Condensed Consolidated Financial Statements - Note 3: “Sale of vessels” for details of the accounting treatment).

The delivery and charter back of five of the above vessels took place in January 2007 as follows:

Vessel	Delivery Date

Coniston	January 11, 2007
Auteuil	January 24, 2007
Cheltenham	January 25, 2007
Longchamp	January 26, 2007
Malvern	January 30, 2007

Index

Upon actual delivery of the vessels, the Company received $42 million; prepaid $17,973,435 of the Fortis Loan; and reinvested $4,361,539 in LTF for an interest equal to approximately 25% of the equity. The net proceeds to the Company were approximately $19,665,000. The delivery of the sixth vessel to LTF is expected to take place mid 2007.

As of February 19, 2007, after nine and a half years with the Company, the Company’s Chief Financial Officer, Ms. Dominique Sergent accepted a position with another shipping company and left the Company effective April 2, 2007. The position of the Chief Financial Officer has been filled on an interim basis by Mr. Gorchakov, the Company’s Chief Investment Officer.

In February 2007, the Company made an additional advance of $500,000 to Waterloo to fund the cost of the dry-dock that took place in 2006.  On April 27, 2007, in order to complete funding the cost of the dry-dock of the Galileo vessel, the Company advanced to Waterloo an additional amount of $250,000.

In February 2007, the Company posted a $2.5 million bank guarantee in favor of the La Forge charterers in relation to their claim arising out of the extended dry-docking of the vessel in 2006 and resulting damages. The bank guarantee was secured by a cash deposit of $2.5 million. In March 2007, the charterers agreed to substantially reduce the quantum of their claim if a settlement could be reached out of court and the Company considered the settlement proposal worth accepting rather than incurring the costs of arbitration. The Company subsequently received and accepted the charterers’ settlement proposal of $1,050,000 net of hire due to the Company from the charterers. The agreed amount was remitted to the La Forge charterers in the beginning of April 2007 and the $2.5 million guarantee was cancelled. The Company will seek to recover the full amount lost from the technical managers who actually budgeted, planned and executed the dry dock.

On March 5, 2007, the Company prepaid $3,246,414, the portion of the Fortis Loan attributable to the London Bridge and Blackfriars Bridge vessels. After this prepayment, the amount outstanding on the Fortis Loan as of March 31, 2007 was $4,186,818, corresponding to the attributable portion outstanding on the remaining vessel to be delivered to LTF in mid 2007. This amount will be prepaid at the time of sale of the vessel.

On March 21, 2007, the Board of Directors declared the first 2007 quarterly dividend of $0.0625 per share payable on April 30, 2007.

Revenue

The Company had revenue from charter hire and other sources amounting to $15,504,166 for the quarter ended March 31, 2007 ($10,107,255 for the quarter ended March 31, 2006). The increase in revenues is principally due to the effect of five additional LPG vessels purchased in late March and April 2006. Revenues had been adversely affected by lower charter revenues on the La Forge, which has partially offset the increase. The market rates during the quarter ended March 31, 2007 were temporarily low for ships of this type due to a shortage of product for export shipment in the Arabian Gulf, but have since recovered to more reasonable levels as shipments have resumed. The Company expects rates for the La Forge to be more reasonable for the remainder of the year. Furthermore, no revenue has been recognized on the Kew Bridge since January 14, 2007 on the expiry of the loss of earnings insurance. However, the Company is currently engaged in discussions with the charterers with regards to compensating the Company for a portion of lost revenues in 2007.

In the quarter ended March 31, 2007, the Company's on-hire performance of the vessels on time charter was 91.3% on a potential 1,170 days (in the quarter ended March 31, 2006, it was 98.5% on a potential 810 days).

Index

Eight of the Company's nine fully-owned vessels and four of the five chartered-in vessels are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows for the years ending December 31:

Last 9 months of 2007	$35,181,650
2008	$31,201,200
2009	$24,721,200
2010	$11,986,200
2011	$3,870,600

Costs and Expenses

Commission on charter hire and freight was $107,966 for the quarter ended March 31, 2007. It was $133,121 for the quarter ended March 31, 2006. The decrease results principally from larger share of charter contracts on most of the vessels acquired in 2006, where no brokerage commission is payable.

Vessel operating expenses plus amortization of dry-docking costs totaled $5,434,544 for the quarter ended March 31, 2007, representing an increase of 31.3% from vessel operating expenses plus amortization of dry-docking costs of $4,137,899 for the quarter ended March 31, 2006. Vessel operating expenses comprise vessel running costs, voyage costs (such as fuel costs, port charges and canal dues incurred directly while vessels are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs decreased from 40.9% in the first quarter of 2006 to 35.1% in the first quarter of 2007. Daily operating expenses per vessel averaged $4,303 for the quarter ended March 31, 2007 as compared to $5,699 for the quarter ended March 31, 2006 (excluding the five LPG vessels sold to LTF in January 2007). The decrease in vessel operating expenses as a percentage of revenues in the quarter ended March 31, 2007 is due to the increase in charterhire. The absolute increase in vessel operating expenses was principally due to the addition of five LPG vessels purchased in 2006 and the fact that several vessels were operated on voyage charters. For voyage charters, the vessel is contracted for a voyage between two ports: the Company is paid for the tonnage transported and pays for all voyage costs, including port expenses and bunker, in addition to the operating expenses of the vessels, such as crew costs, insurance, repairs and maintenance. The increase in operating expenses was partially offset by the sale of five LPG vessels to LTF that are chartered back on time charter basis and the Company does not pay for the vessels’ operating expenses, except for the voyage costs when vessels are operated on voyage charter.

Upon change of ship managers in the third quarter of 2006, the Company recorded various invoices received from the previous managers as liabilities. Having made a thorough review of these invoices in the fourth quarter of 2006 and the first quarter of 2007, certain invoices were judged to be improperly billed to the Company and not due to the previous managers. During the first quarter of 2007, the Company has adjusted these invoices to reflect management’s best estimate of amounts ultimately due to the previous managers. The effects of this adjustment have been included in the operating results of the first quarter of 2007.

Depreciation totaled $5,235,065 in the quarter ended March 31, 2007 as compared to $2,099,766 for the quarter ended March 31, 2006). The increase in depreciation is principally due to the purchase of five LPG vessels acquired in March/April 2006 and the change in depreciation of the five LPG vessels sold to LTF and chartered back by the Company. The transaction is a sale and leaseback with continuing involvement that does not qualify for sale-leaseback accounting under US GAAP and is accounted for as a financing under US GAAP. As a result, the sold vessels remain on the balance sheet of the Company and are depreciated to zero over the four year charter period starting from each respective delivery date, as discussed in Note 3 (Sale of vessels) of the Item 1 (Condensed Consolidated Financial Statements).

General and administrative expenses amounted to $782,253 for the quarter ended March 31, 2007 as compared to $513,987 for the quarter ended March 31, 2006. The increase in general and administrative expenses is for the most part due to the opening of additional office in London and increase in the number of employees of the Company.

Index

Impairment loss

As of March 31, 2007, the Company evaluated the recoverability of its long term assets in accordance with FAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable at this time. Evaluating recoverability requires Management to make estimates and assumptions regarding future cash flows. Actual results could differ from those estimates, which could have a material effect on the recoverability of vessels.

Interest Income and Expense

Interest expense amounted to $3,172,809 for the quarter ended March 31, 2007 as compared to $1,150,649 for the quarter ended March 31, 2006. The increase in interest expense resulted from the increase in the Company’s debt (see Note 8: “Long Term Debt” of the Item 1 “Condensed Consolidated Financial Statements”) and the write-off of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $21.2 million prepaid under the Fortis Loan.

Interest income totaled $213,972 for the quarter ended on March 31, 2007 as compared with $173,562 for the quarter ended March 31, 2006. The increase in interest income is mainly due to higher interest rates and increase in the Company’s cash that results principally from the receipt of the proceeds on sale of five LPG vessels in January 2007, net of prepayment of the Fortis Loan portion and reinvestment in LTF.

Deferred Gain

Recognized Deferred Gain totaled $1,174,522 for the quarters ended on March 31, 2007 and March 31, 2006 and represents the portion of Deferred Gain on sale of vessels to MUNIA recognized as income during the quarter.

Equity in Income of associated companies

Equity in income of associated companies totaled $537,047 for the quarter ended March 31, 2007 as compared to the income of $291,982 for the quarter ended March 31, 2006.

USD	Three months ended March 31, 2007	Three months ended March 31, 2006

MUNIA share of net income / (loss)	$203,445	$232,674

Waterloo share of net income	55,954	59,308

LTF share of net income	277,648	-

Equity in income of associated companies	$537,047	$291,982

The Company 25.8% of MUNIA’s net income amounted to $203,445 for the quarter ended March 31, 2007 as compared to the income of $232,674 for the quarter ended March 31, 2006. The on-hire performance of the container vessels was 99.94% on a potential 360 days (99.98% on a potential 360 days in the quarter ended March 31, 2006). The Company’s investment in MUNIA was $5,639,979 as of March 31, 2007 as compared to $5,616,535 as of December 31, 2006. The increase is principally due to the net income of MUNIA and is partially offset by dividends of $180,000 received in January 2007.

Index

The Company’s 50% share of Waterloo’s net income amounted to $55,953 for the quarter ended March 31, 2007, compared to the income of $59,308 for the quarter ended March 31, 2006. The on-hire performance of the LPG carrier Galileo was 99.8% on a potential 90 days in the quarter ended March 31, 2007 (100% on a potential 90 days in the quarter ended March 31, 2006). The Company’s investment in Waterloo was $3,740,575 at March 31, 2007. It was $3,184,620 at December 31, 2006.

Information with respect to the net income of LTF for the quarter ended March 31, 2007 is not available to the Company. Management has estimated the net income of LTF based on the budgeted amounts. The Company’s estimated 25% share of LTF’s net income amounted to $277,648 for the quarter ended March 31, 2007. The Company’s investment in LTF was $4,639,186 at March 31, 2007.

Net Income

The net income was $2,696,070 for the quarter ended March 31, 2007, as compared to $3,711,899 for the quarter ended March 31, 2006.

Subsequent events

On April 30, 2007, the Company paid the first 2007 quarterly dividend of $0.0625 per share, declared on March 21, 2007, which amounted to $594,376.

On April 10, 2007, the Company settled a dispute with the previous charterers of the La Forge vessel by remitting $1,050,000 in full and final settlement of the charterers’ claim arising out of the extended dry-docking of the vessel in 2006 and the resulting damages. Immediately upon remittance of the agreed settlement, both the $2.5 million bank guarantee posted by the Company in February 2007 in favor of the La Forge charterers and the Company’s guarantee on behalf of its ship owning subsidiary were cancelled. The Company is seeking recovery of this loss from the ships previous managers.

Market Conditions

In the first quarter of 2007, the market for LPG carriers overall remained strong.

VLGCs were the exception as the charter rates weakened to historic lows for a short period in the beginning of the year, falling down to $18 per metric ton on the benchmark Arabian Gulf to Japan route due to a shortage of available product for export from the Arabian Gulf. However, by middle of April these had improved and are currently in the mid $30’s. The rates on the mid-sized vessels are at historic highs with strong demand from all quarters while the smaller gas tankers continue to be in demand and obtain strong rate.

Large part of the Company’s fleet remains under medium- to long-term charter contracts and is not affected by monthly changes in the market.

The main LPG trade between Arabian Gulf countries and Japan serves as a market indicator and the freight rates on this route are considered the industry benchmark for VLGCs.  The table below demonstrates the average freight rates achieved on this route in the last few years. The table also shows the evolution of 12-month time charter rates for vessels of sizes and types similar to the Company’s ships.

LPG market	2005	2006	March 2007
Voyage rates ($/mt) Arabian Gulf/Japan	40.51	46.71	26.8
12-month time charter ($/day)
78,000 m3 average daily charter rate	33,538	37,327	26,316
15,000 m3 average daily charter rate	22,353	23,014	23,553
3,500 m3 average daily charter rate	7,566	7,401	7,401
Sources	© Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles; © Inge Steensland AS.

Index

In the first quarter of 2007, the market for containerships was stable. The four container vessels, which are 25.8% owned by the Company, are fixed on long term charters with AP Moller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, respectively, at rates which remain well below current market levels.

Market value of the fleet

On the basis of appraisals received in January 2007 from leading independent shipbrokers, the market value of the Company’s fully owned fleet as at December 31, 2006 was approximately $240.9 million compared to book values of approximately $191 million on December 31, 2006. Independent appraisals were not performed at the end of the first quarter, but in view of current market conditions, management estimates the market value of the fully owned fleet to be stable. On this basis, the market value of the Company’s fully owned fleet was approximately $200.9 million compared to book values of $162.2 million as of March 31, 2007. The excess of market value over book value was approximately $38.7 million.

Five LPG tankers sold to LTF in January 2007 are excluded from the valuations as of March 31, 2007. The vessels were sold for $42 million and their book value at the time of sale was approximately $24.7 million. However, the Company did not recognize a gain on sale of these vessels as the transaction is accounted for as a financing under US GAAP (see Note 3 “Sale of Vessels” of the Item 1 “Condensed Consolidated Financial Statements”) for details of the accounting treatment).

Following the sale of four container vessels to MUNIA in 2005, unrealized deferred gain on this sale within the Company’s balance sheet was $7,262,041 as of March 31, 2007.

Liquidity and Sources of Capital

Liquidity

The Company had $9,168,184 in available cash at March 31, 2007 (December 31, 2006 - $1,838,044). In addition, on March 31, 2007, deposits totaling $7,568,767 (December 31, 2006 - $4,594,402) were pledged to guarantee the Company’s performance under the Scotia loan agreement and a deposit of $2,500,000 with Fortis Bank was pledged as a security for the bank guarantee in favor of the La Forge charterers. This deposit was released in April 2007 following the settlement effected with the charterers and the release of the bank guarantee.  The increase in cash results principally from the receipt of the proceeds on sale of five LPG vessels in January 2007, net of prepayment of the Fortis Loan portion and reinvestment in LTF.

The ratio of current assets to current liabilities increased from 0.31 at December 31, 2006 to 0.52 at March 31, 2007.

Operating activities

The Company generated cash flows from operations of $4,266,856 in the first quarter of 2007 in comparison to $5,892,086 in the first quarter of 2006. The decrease is due in large part to the 2007 payment of expenses related to the dry-docking of two vessels in 2006 and lower charter revenues on the La Forge because of temporary decline in the market rates for ships of this type. Furthermore, no revenue has been received on the Kew Bridge since January 14, 2007 on the expiry of the loss of earnings insurance. The Company is currently engaged in discussions with the charterers of the Kew Bridge with regards to compensating the Company for a portion of lost revenues in 2007.

Index

Investing activities

The Company used cash flows in investing activities of 10,159,413 in the first quarter of 2007 in comparison to $13,429,873 in the first quarter of 2006.

In January 2007, the Company delivered five of six LPG vessels sold to LTF and simultaneously chartered them back for a period of four years, in accordance with the sale and leaseback agreement concluded on December 18, 2006 (see Item 1. Condensed Consolidated Financial Statements - Note 3: Sale of vessels). Upon actual delivery of the vessels, the Company received $42 million, prepaid $17,973,435 of the Fortis Loan and reinvested $4,361,539 in LTF for an interest equal to approximately 25% of the equity. The net proceeds to the Company were approximately $19,665,000. The delivery of the sixth vessel to LTF is expected to take place mid 2007. The Company expects to reinvest the excess proceeds in other LPG vessels and is considering several potential acquisitions. However, the Company does not currently have any commitment for capital expenditures.

Financing activities

The Company generated cash flows from financing activities of 13,222,697 in the first quarter of 2007 compared to $1,281,107 used in financing activities in the first quarter of 2006.

In the first quarter of 2007, the Company repaid or prepaid net borrowings of $25,705,543; capitalized $42,000,000 in long-term charter obligations related to the five LPG vessels sold to LTF and repaid $2,477,501 as principal portion of such charter obligations. As a result, the Company's total long term debt (including the current portion and long-term charter obligations) increased from $150,437,112 as of December 31, 2006 to $164,254,068 as of March 31, 2007. The Company’s long term borrowings (including the current portion, but excluding long-term charter obligations) decreased from $150,437,112 as of December 31, 2006 to $124,731,569 as of March 31, 2007.

Dividend

The last quarterly installment of the 2006 dividend ($0.0625 per share) amounting to $594,259 was paid on February 2, 2007.

Contractual debt obligations

As of April 27, 2007, the Company's contractual debt obligations, including the long-term charter obligations were as follows:
Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Fortis Loan	$4,186,819	$4,186,819	-	-	-
Scotia Loan	$113,631,300	$19,389,400	$33,233,925	$30,681,575	$30,326,400
Long-term charter obligations	$38,835,806	$8,821,602	$21,468,962	$8,545,242	-
Total	$156,653,925	$32,397,821	$54,702,887	$39,226,817	$30,326,400

The above table does not include effects of the sixth vessel not yet delivered to LTF. Upon delivery of the sixth vessel to LTF, which is expected to take place in mid 2007, the Company will capitalize an additional lease obligation of $10 million and additionally invest approximately $1.04 million in LTF  to make up for an interest equal to approximately 25% of LTF’s equity.

Index

Guarantees and Off-Balance Sheet Financial Arrangements

The Company issued guarantees in relation to the Fortis and Scotia Loans. In addition, the Company issued a guarantee of $850,000 in relation with the loan granted by Danmarks Skibskreditfond to Waterloo (see Item 1. Condensed Consolidated Financial Statements – Note 4: Investment in Associated Companies).

In connection with the sale of the container vessels in January 2005, the Company agreed to guarantee to the purchaser certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel (or earlier in case of sale or total loss of a vessel). As a result, the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in Revenues.

In connection with the sale of the small LPG vessels in January 2007, the Company agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day and per vessel for four years after the delivery of each vessel.

In February 2007, the Company posted a $2.5 million bank guarantee in favor of the La Forge charterers in relation to their claim arising out of the extended dry-docking of the vessel in 2006 and the resulting damages. The bank guarantee was secured by a cash deposit of $2.5 million. Simultaneously, the Company agreed to guarantee to the charterers the performance of its subsidiary owning the La Forge. On April 10, 2007, the Company settled the dispute with the previous charterers of La Forge by remitting $1,050,000 in full and final settlement of their claim and both the $2.5 million bank guarantee and the Company’s guarantee on behalf of its ship owning subsidiary were cancelled.

The Company had no other off-balance sheet financial arrangements as of March 31, 2007

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

In the third quarter of 2006, the Kew Bridge suffered a grounding incident in Ratnagiri off the West Coast of India and was re-floated with a combination of lightening cargo from the vessel into another ship and by pulling with tugs. In the first quarter 2007, the incident had a material impact on the Company’s revenues as no revenue has been recognized on the Kew Bridge since January 14, 2007 on the expiry of the loss of earnings insurance. However, the Company is currently engaged in discussions with the charterers with regards to compensating the Company for a portion of lost revenues in 2007. The repairs on the vessel started in February 2007 and are currently expected to be finished in June 2007. The Company has not been required to advance any material funds in connection with this incident and Management does not believe that the Company will incur significant costs related to the incident as repair costs are expected to be substantially covered by insurance.

Future cash requirements

Management believes that the net cash generated by operating activities will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2007.

Index

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2007, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2006.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally and is exposed to certain market risks that, in the normal course of business, include fluctuations in interest rates and currency exchange rates. While the Company occasionally uses derivative financial instruments to reduce these risks, the Company does not enter into derivative financial instruments for trading or speculative purposes.

Impact of Interest Rate fluctuations

As of March 31, 2007, the Company had $88,192,000 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of March 31, 2007	Notional amount	Fair value	Interest rate	Expiration
First swap / Scotia Loan	$35,682,500	402,800	4.580%	April 2010
Second swap / Scotia Loan	$21,643,500	248,865	4.545%	April 2010
Third swap / Scotia Loan	$8,000,000	(147,467)	5.700%	April 2010
Fourth swap / Scotia Loan	$55,218,750	(1,103,543)	5.690%	April 2011
Total	$120,544,750	(599,345)

As a result, as of March 31, 2007, the Company had $4,186,819 of variable interest debt whose interest rate has not been fixed. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $10,438. However, this amount of variable interest debt is expected to be repaid by mid 2007.

Impact of currency fluctuations

The Company’s functional currency is the US dollar; however, a number of trade transactions related to normal vessel operations are performed in other currencies. Trade payables and accrued expenses as well as cash and trade receivables in foreign currencies are converted at year end exchange rates and therefore recorded at fair value. The Company does not hold any other assets or liabilities denominated in foreign currencies. Increasing weakness of the United States dollar could have a negative impact on the Company’s overheads as approximately 72% of the general and administrative expenses are either in Euros or pounds sterling.

Index

ITEM 4:  Controls and procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2007, (the “Evaluation Date”).  Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures required strengthening as detailed below.

Changes in internal controls.

In the third quarter of 2006, the Company transferred the technical management of nine vessels to three different ship managers. Technical managers are responsible for the accounting of all of the operating expenses of the vessels, except for the voyage expenses. Control procedures had been in place with the prior technical manager for many years and certain weaknesses were discovered in this procedure. New control procedures have been established with the new technical managers. Management identified certain shortfalls in such controls and as a result, hired additional technical and accounting staff and implemented new procedures to address these issues.

In February 2007, the Company hired a Chief Technical Officer whose responsibilities include overseeing the technical managers and enforcing the controls and procedures with them.

The change of the Chief Financial Officer is not expected to have effect on the Company’s disclosure controls and procedures.

We continually monitor our internal controls, including the controls and procedures of our technical managers and if any weaknesses are identified we will take steps to implement additional internal controls as necessary.

Index

PART II: OTHER INFORMATION

Item 1 -  Legal Proceedings

None

Item 1A - Risk factors

No change

Item 2 –  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 31.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b)	Exhibit 31.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

c)	Exhibit 32.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d)	Exhibit 32.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e)	Reports on Form 8-K filed after March 31, 2007

                                              None

Index

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : May 14, 2007	/S/ ANTONY CRAWFORD
Antony Crawford

Chief Executive Officer
(Principal Executive Officer)

Date : May 14, 2007	/S/ ALEXANDER GORCHAKOV
Alexander Gorchakov

Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)