Form 10-Q
period 2007-06-30
MC SHIPPING INC
filed 2007-08-07
CIK 847831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended June 30, 2007	Commission File Number:
1-10231

MC SHIPPING INC.
(Exact name of the registrant as specified in its charter)

LIBERIA	98-0101881
State or other jurisdiction of incorporation or organization	(IRS Employer Identification N°)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Shares outstanding at
July 16, 2007

Common stock, par value $.01	9,515,471

MC SHIPPING INC. AND SUBSIDIARIES

I N D E X

		Page

PART 1 :	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006.	3

	Condensed Consolidated Statements of Income for the quarters ended June 30, 2007 and June 30, 2006 (unaudited)	5

	Condensed Consolidated Statements of Income for the six months ended June 30, 2007 and June 30, 2006 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and procedures	32

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits and Reports on Form 8-K	33

Signatures		34

Certifications provided by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		35

Index

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
CURRENT ASSETS
Cash	$4,562,944	$1,838,044
Restricted cash	4,571,421	4,594,402
Charterhire/freight receivables	2,365,501	1,668,948
Recoverable from insurers	677,503	1,037,523
Inventories	1,446,650	1,592,890
Prepaid expenses and other current assets	2,027,980	1,301,757

TOTAL CURRENT ASSETS	15,651,999	12,033,564

VESSELS, AT COST	236,127,238	236,127,238
Less accumulated depreciation	(55,880,441)	(45,136,723)

	180,246,797	190,990,515

OTHER ASSETS
Vessel acquisition deposits	4,070,000	-
Investments in associated companies	14,656,277	8,801,155
Furniture and equipment (net of accumulated depreciation of $52,341 at June 30, 2007 and $26,638 at December 31, 2006)	209,857	225,071
Dry-docking costs (net of accumulated amortization of $4,507,911 at June 30, 2007 and $3,457,217 at December 31, 2006)	7,177,835	8,056,312
Debt issuance costs (net of accumulated amortization of $65,770 at June 30, 2007 and $99,395 at December 31, 2006)	276,646	432,024
Other assets	953,115	790,748

TOTAL ASSETS	$223,242,526	$221,329,389

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)

CURRENT LIABILITIES
Accounts payable	$1,576,257	$4,290,287
Charterhire received in advance	1,922,565	1,518,088
Accrued expenses	2,401,766	4,338,367
Payable to affiliates	329,893	369,423
Accrued interest	1,583,932	1,964,908
Dividend payable	594,717	594,259
Current portion of secured loans	23,576,219	26,167,176
Current portion of long-term charter obligations	9,008,727	-

TOTAL CURRENT LIABILITIES	40,994,076	39,242,508

LONG TERM DEBT
Secured loans, net of current portion	94,241,900	124,269,936
Long-term charter obligations, net of current portion	28,432,231	-
DEFERRED GAIN ON SALE OF VESSELS	6,074,469	8,436,563
OTHER LIABILITIES	563,928	1,133,175

TOTAL LIABILITIES	170,306,694	173,082,182

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value – 20,000,000 shares authorized 9,510,017 shares issued and outstanding at June 30, 2007 (9,508,141 at December 31, 2006)	95,100	95,081
Additional paid-in capital	48,479,788	48,459,807
Retained earnings	3,932,435	-
Accumulated other comprehensive income/(loss)	428,509	(307,681)
	52,935,832	48,247,207

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223,242,526	$221,329,389

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 2007 and June 30, 2006
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2007	2006

CHARTERHIRE AND OTHER INCOME	$16,395,174	$9,940,984

COSTS AND EXPENSES
Commission on charterhire	(184,109)	(131,694)
Vessel operating expenses	(5,439,900)	(4,721,267)
Amortization of dry-docking costs	(525,505)	(478,373)
Depreciation	(5,533,867)	(2,696,298)
General and administrative expenses	(880,623)	(673,185)

INCOME FROM VESSEL OPERATIONS	3,831,170	1,240,167

Net gain on sale of vessels	-	1,028,693
Recognized deferred gain on sale of vessels	1,187,572	1,187,572
Equity in income / (losses) of associated companies	386,537	(247,741)

OPERATING INCOME	5,405,279	3,208,691

OTHER INCOME/(EXPENSE)
Interest expense	(3,113,800)	(1,301,278)
Interest income	133,979	115,452

NET INCOME	$2,425,458	$2,022,865

EARNINGS PER SHARE
Basic earnings per share	$0.26	$0.21
Diluted earnings per share	$0.26	$0.21

Weighted average number of shares outstanding	9,510,017	9,499,086
Diluted weighted average number of shares outstanding	9,510,017	9,555,141

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2007 and June 30, 2006
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2007	2006

CHARTERHIRE AND OTHER INCOME	$31,899,340	$20,048,239

COSTS AND EXPENSES
Commission on charterhire	(292,075)	(264,815)
Vessel operating expenses	(10,349,255)	(8,620,401)
Amortization of dry-docking costs	(1,050,694)	(717,138)
Depreciation	(10,768,933)	(4,796,064)
General and administrative expenses	(1,663,875)	(1,187,172)

INCOME FROM VESSEL OPERATIONS	7,774,508	4,462,649

Net gain on sale of vessels	-	1,028,693
Recognized deferred gain on sale of vessels	2,362,094	2,362,094
Equity in income of associated companies	923,584	44,241

OPERATING INCOME	11,060,186	7,897,677

OTHER INCOME/(EXPENSE)
Interest expense	(6,286,609)	(2,451,927)
Interest income	347,951	289,014

NET INCOME	$5,121,528	$5,734,764

EARNINGS PER SHARE
Basic earnings per share	$0.54	$0.61
Diluted earnings per share	$0.54	$0.60

Weighted average number of shares outstanding	9,509,602	9,436,184
Diluted weighted average number of shares outstanding	9,532,973	9,554,846

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and June 30, 2006
(UNAUDITED)

	JUNE 30,	JUNE 30,
	2007	2006

OPERATING ACTIVITIES:
NET INCOME	$5,121,528	$5,734,764
Adjustments to reconcile net income to net cash provided from operating activities
Depreciation	10,768,933	4,796,064
Recognized deferred gain on sale of vessels	(2,362,094)	(2,362,094)
Amortization of dry-docking costs	1,050,694	717,138
Amortization of debt issuance costs	155,378	34,703
Equity in income of associated companies	(923,584)	(44,241)
Shares based compensation to directors	20,000	20,000
Net gain on sale of vessels	-	(1,028,693)
Changes in Operating Assets and Liabilities:
Charterhire/freight receivables	(696,553)	(283,165)
Recoverable from insurers	360,020	(551,003)
Inventories	146,240	(187,577)
Prepaid expenses and other current assets	(726,223)	(910,026)
Dry-docking costs capitalized	(172,217)	(5,000,511)
Accounts payable	(2,714,030)	1,349,643
Charterhire received in advance	404,477	644,977
Accrued expenses	(1,936,601)	4,416,987
Payable to affiliates	(39,530)	288,686
Accrued interest	(380,976)	12,571

NET CASH PROVIDED FROM OPERATING ACTIVITIES	8,075,461	7,648,223

INVESTING ACTIVITIES:
Purchase of furniture and office equipment	(10,001)	(135,963)
Proceeds from disposals of vessels	-	1,222,544
Dividends from / (investments in) associated companies	(4,931,538)	(320,000)
Vessel acquisition deposits / Purchases of vessels	(4,070,000)	(15,000,000)
Vessels pre-operating expenses	-	(41,411)
Other assets	(1,046)	-
Restricted cash deposits	22,981	(125,107)

NET CASH USED BY INVESTING ACTIVITIES	(8,989,604)	(14,399,937)

FINANCING ACTIVITIES:
Repayments of long-term debt	(37,177,945)	(6,058,000)
Proceeds from long-term debt	42,000,000	8,000,000
Proceeds from issuance of common stock	-	1,286,365
Dividend paid	(1,188,635)	(1,151,362)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	3,633,420	2,077,003

EFFECTS OF FOREIGN CURRENCY TRANSLATIONS	5,623	-

INCREASE / (DECREASE) IN CASH	2,724,900	(4,674,702)
CASH AT BEGINNING OF PERIOD	1,838,044	12,292,015
	________________	________________
CASH AT END OF PERIOD	$4,562,944	$7,617,313

Interest paid during the period, including interest portion of long-term charter obligations	$6,387,892	$2,301,740

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Index

MC SHIPPING INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MC Shipping Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:  MC Shipping Inc. was incorporated in the Republic of Liberia and, through its subsidiaries, presently owns and operates a fleet of 19 vessels, of which nine are wholly owned liquefied petroleum gas (“LPG”) carrier vessels. In addition, the Company has a 25.8% percent interest in an entity that owns and operates four containerships, a 50% interest in another entity that owns and operates an LPG carrier, and a 25% interest in an entity that owns and operates five LPG carriers. The Company has sold these five ships and continues to operate them under medium term time charter contracts. The Company has contracted to purchase four additional vessels as outlined in Note 3: Purchase of Vessels.

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

Index

COMPREHENSIVE INCOME:    Comprehensive income consists of foreign currency translation adjustments and unrealised gains or losses on cash flow hedges.

	Three months Ended June 30, 2007	Three months Ended June 30, 2006	Six months Ended June 30, 2007	Six months Ended June 30, 2006

Other comprehensive income	$972,205	$647,857	$736,190	$1,364,747

Net Income	2,425,457	2,022,865	5,121,527	5,734,764

Comprehensive Income	$3,397,662	$2,670,722	$5,857,717	$7,099,511

DEBT ISSUANCE COSTS:  Debt issuance costs are being amortized, using the interest method, over the terms of the long-term credit facilities. Amortization of debt issuance costs, included in interest expense, amounted to $17,274 and $34,547 in the quarter and in the six months ended June 30, 2007 respectively ($19,698 and $37,054 in the quarter and in the six months ended June 30, 2006 respectively). In the first quarter of 2007, an amount of $120,831 representing the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $21.2 million prepaid under the Fortis Loan was written off and recorded as interest expense.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income available for common stockholders	$2,425,457	$2,022,865	$5,121,527	$5,734,764

Denominator:
Weighted average number of common shares	9,510,017	9,499,086	9,509,602	9,436,184
Dilutive effect of employee stock options	-	56,055	23,371	118,662
Diluted average number of common shares	9,510,017	9,555,141	9,532,973	9,554,846

Earnings per common share:
- Basic earnings per share	$0.26	$0.21	$0.54	$0.61
- Diluted earnings per share	$0.26	$0.21	$0.54	$0.60

NOTE 3: PURCHASE OF VESSELS

On June 12, 2007, the Company agreed to acquire three LPG vessels from the subsidiaries of the Komaya Group of Japan at a total cost of $40.7 million. The vessels, Windermere, Ullswater and Grasmere, built in 1995, 1996 and 1997, respectively, are fully pressurized LPG tankers of 6,500 to 7,200 cbm capacity each. The vessels are expected to be delivered before August 15, 2007. Simultaneously with the purchase, the vessels will be time-chartered to Vitol S.A., a major international oil and gas trading company for initial periods of up to three years. The acquisition is being funded from the Company’s current cash holdings and a $35,000,000 loan granted by KfW IPEX-Bank (see Note 9: Subsequent Events). The Company made a $4.07 million down payment on the purchase of the Windermere, Ullswater and Grasmere vessels.

Index

On June 25, 2007, the Company agreed to acquire an LPG vessel from a subsidiary of Vitol S.A. at a cost of $26 million. The vessel, Keswick, is a fully pressurized LPG tanker built in 2003 of 11,000cbm capacity. The vessel is expected to be delivered in mid 2008. Simultaneously with the purchase it will be time chartered back to Vitol S.A. for a period of three years. The Company expects to finance this acquisition with a combination of bank debt and equity from the Company’s cash resources. The Company committed to Vitol S.A. for the amount of 10% of the vessel’s purchase price. This commitment will be replaced with a cash deposit in March 2008, approximately three months prior to the vessel’s delivery. Until then, no cash down payment will be required on the vessel.

NOTE 4. INVESTMENT IN ASSOCIATED COMPANIES

The summary of changes in investment in associated companies during the six months ended June 30, 2007 was as follows:

	MUNIA	Waterloo	LTF	Total

Investment at December 31, 2006	$5,616,534	3,184,621	-	8,801,155
Share of net income	362,205	198,320	363,059	923,584
(Dividend from) / Investment in associated companies	(180,000)	750,000	4,361,538	4,931,538

Investment at June 30, 2007	5,798,739	4,132,941	4,724,597	14,656,277

MUNIA

In January 2005, the Company invested $4 million in Munia Mobiliengesellschaft mbH & Co. KG (“MUNIA”), a special purpose German KG company formed by the German finance house KGAL. MUNIA simultaneously purchased four container vessels from MC Shipping and chartered them to AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel respectively. The Company participates for 25.8% in the equity and in the profits and losses of MUNIA and will receive the following percentages of the net sale proceeds of each of the vessels: 0% of the first $3.9 million, 100% of the next $1 million and 40% of any amount in excess of $4.9 million. In the quarter and in the six month period ended June 30, 2007, the 25.8% share of net income of MUNIA included in the Company's condensed financial statements was $158,760 and $362,205 respectively (in 2006, $88,364 and $321,038 respectively).  MUNIA is expected to pay dividends on a semi-annual basis. The Company received the fourth dividend installment of $180,000 from MUNIA in January 2007 and a fifth payment of $180,000 in July 2007. The Company’s investment in MUNIA was $5,798,739 at June 30, 2007, which included the additional amounts invested in 2006 as discussed below, compared to $5,616,534 at December 31, 2006. The Company accounts for its investment in MUNIA using the equity method of accounting.

As part of the transaction, the Company has agreed to guarantee certain levels of operating expenses and of employment for the vessels until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, for each vessel or earlier in case of sale or total loss of a vessel (“MUNIA guarantee”). As a result, the off hire and the excess or surplus of operating expenses, up to a certain extent, will be absorbed by the Company. As compensation for issuing such guarantee, the Company receives a daily guarantee fee for each vessel, which is included in charterhire and other income in the accompanying condensed consolidated statements of income. In the quarter and in the six month period ended June 30, 2007, the recognized income for such guarantee fees amounted to $87,724 and $172,137 respectively (in 2006, $64,256 and $134,071 respectively). For the first half of 2007, the operating expenses of the vessels were approximately at the guaranteed level and no payment was required by the Company under the MUNIA guarantee. The Company cannot estimate the amount of any future payments required under the MUNIA guarantee at this time.

Index

In December 2006, one of the vessels owned by MUNIA, Maersk Belawan was dry-docked. The dry-dock had not been anticipated at the time of the sale to MUNIA and in order to effectuate the dry-dock, MUNIA agreed to waive its rights under the operating guarantee and MUNIA and the Company agreed to share in the costs of the dry-dock. The cost of the dry-dock amounted to approximately $1.4 million (including off-hire) and was shared between MUNIA (approximately $300,000) and the Company (approximately $1.1 million). The Company agreed to share in the dry-dock in order to protect its investment in the residual net sale proceeds of the vessel. The Company’s share of the dry-dock was recorded as an additional investment in MUNIA.

In July 2007, MUNIA agreed to sell the Maersk Belawan vessel to a third party for a gross consideration of $13.15 million or $12.89 million net with delivery expected in the first quarter of 2008 and it is anticipated that this investment will be recovered in full from the proceeds on this sale and the gain generated. The proceeds will be used to prepay the loan balance on the vessel and pay the costs and duties incurred in connection with the sale. Remaining net proceeds are expected to be distributed to the shareholders of MUNIA, including the Company, which will receive $1 million plus 40% of any amount in excess of $4.9 million. It is expected that if the sale takes place that the Company will receive cash proceeds of approximately $3.1 million and book a gain on the investment of approximately $1 million.

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros and the captain 80,000 euros by a French court; a judgment which they appealed. On June 28, 2007, the court of appeal generally confirmed the decision of the first instance court; however according to the latest ruling, the technical managers of the vessel were fined 760,000 euros and the captain 40,000 euros. All expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

WATERLOO

In April 2005, the Company entered into a 50/50 joint venture agreement with Petredec Limited, a leading LPG trading and shipping company, pursuant to which each joint venture partner acquired fifty percent of the issued share capital of Waterloo Shipping Limited (“Waterloo”). The joint venture acquired the 1983-built, 59,725cbm LPG carrier Galileo and chartered it to Petredec for a period of four years. The Company and Petredec each advanced an amount of $2,481,923 to Waterloo and Waterloo borrowed $11.2 million from Danmarks Skibskreditfond (Danish Ship Finance). The bank loan bears interest at LIBOR plus 1.05% and was repayable in 16 equal quarterly installments of $610,156 plus a balloon payment of $1,437,504 due on April 5, 2009. The loan is non-recourse to the joint venture partners, except for a corporate guarantee limited to $850,000 for each joint venture partner.

The Galileo dry-docked in the second and third quarters of 2006 and extensive upgrading was performed to enable the vessel to operate for an additional five years. Reflecting the extended life of the vessel, the charter with Petredec was extended by an additional year to April 2010. In order to fund the cost of the dry-dock, the Company and Petredec each advanced to Waterloo an additional amount of $750,000 in 2007 and $1,850,000 in 2006. In September 2006, Waterloo borrowed an additional amount of $2 million from the Danish Ship Finance. As of June 30, 2007, the amount outstanding under the loan was $8,068,752 repayable in 12 quarterly repayments of $735,156 (first ten), $342,192 (eleventh) and $375,000 (twelfth). The other terms of the loan remain unchanged.

The Company accounts for its investment in Waterloo using the equity method of accounting. In the quarter ended June 30, 2007, the share of the net income of Waterloo included in the Company's condensed financial statements was $142,366 (it was a loss of $336,105 in the quarter ended June 30, 2006). In the six month period ended June 30, 2007, the Company’s share of the net income of Waterloo was $198,320 compared to a loss of $276,797 for the same period in 2006. The Company’s investment in Waterloo was $4,132,941 at June 30, 2007; it was $3,184,621 at December 31, 2006.

Index

LTF

In December 2006, the Company entered into agreements for the sale and charter back of six LPG carriers with Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”). LTF agreed to purchase the vessels, Auteuil, Cheltenham, Malvern, Coniston, Longchamp and Deauville from the Company for a total sale price of $52 million and to simultaneously charter them back to the Company at $225,000 per month for a period of four years commencing on the delivery date of each vessel. The first five vessels were delivered to LTF and simultaneously chartered back by the Company in January 2007. The sixth vessel, the Deauville is expected to be delivered to LTF in August 2007, as opposed to the originally expected delivery before June 30, 2007. This later than expected delivery will be compensated by the Company to LTF at a rate of $1,250 per day for the period commencing from June 30, 2007 until the actual delivery. During that period, the Company will however earn a greater daily amount from the operation of the vessel under her current employment contract. The Company will reinvest up to $5.4 million in LTF for approximately 25% of the equity. Upon delivery of the first five vessels in January 2007, the Company invested $4.36 million in LTF.

The Company participates in approximately 25% in the equity and in the profits and losses of LTF. In the quarter and in the six month period ended June 30, 2007, the 25% share of net income of LTF included in the Company's condensed financial statements was $85,411 and $363,059, respectively. LTF is expected to pay dividends on a semi-annual basis. No dividends have been received to date. The Company’s investment in LTF was $4,724,597 at June 30, 2007. The Company accounts for its investment in LTF using the equity method of accounting.

As part of the LTF transaction, the Company has agreed to guarantee the difference between the full management budget and the actual ship operating expenses for an amount not to exceed $135 per day per vessel for four years after the delivery of each vessel. For the quarter and the six months ended June 30, 2007, the operating expenses of the vessels were approximately at the budget level and no payment was required by the Company under the LTF guarantee. The Company cannot estimate the amount of any future payments required under the LTF guarantee at this time.

NOTE 5. RELATED COMPANY TRANSACTIONS

The By-Laws of the Company provide that related party transactions and transactions giving rise to potential conflicts of interest are subject to review by the Audit Committee of the Company.

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

MPC Steamship

On December 18, 2006, the Company entered into agreements to sell the LPG carriers, Auteuil, Deauville, Cheltenham, Malvern, Coniston and Longchamp to Beteiligungsgesellschaft LPG Tankerflotte mbH & Co. KG (“LTF”), a special purpose German KG company formed by the German finance house MPC Munchmeyer Petersen AG (“MPC”) for a total sale price of $52 million. Five of six vessels were delivered to LTF in January 2007. The Company charters back the vessels for a period of four years from the respective delivery date and will reinvest up to $5.4 million in LTF for approximately 25% of the equity (see Note 4). Mr. Schomburg (Director) is a member of the Supervisory Board of MPC Münchmeyer Petersen Steamship GmbH & Co. KG. Mr. Schomburg excused himself from discussions relating to this transaction.

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

At June 30, 2007, the Company had net intercompany payable balances to affiliates of $329,893, compared to $369,423 payable to affiliates at December 31, 2006. The balance at June 30, 2007 includes $9,932 payable to MUNIA for amounts due under the guarantee agreement and for the dry-dock of a vessel and current account balances with the managers. At December 31, 2006 the balance payable to MUNIA was $296,475.

No officer was indebted to the Company at any time since the beginning of the fiscal year 2007.

NOTE 6. SHAREHOLDERS' EQUITY

The summary of changes in shareholders' equity during the six months ended June 30, 2007 was as follows:

	Common	Additional	Retained	Accumulated	Total
	Stock	Paid-in	Earnings	Other	Shareholders
	at par	Capital		Comprehensive	Equity
	Value			Income

December 31, 2006	$95,081	$48,459,807	$-	$(307,681)	$48,247,207

Net income			5,121,528		5,121,528

Foreign currency translation adjustment				5,623	5,623

Unrealized gains on cash flow hedges				730,567	730,567

Issuance of stock to Directors	19	19,981			20,000

Dividends declared			(1,189,093)		(1,189,093)

June 30, 2007	$95,100	$48,479,788	$3,932,435	$428,509	$52,935,832
As of June 30, 2007, there were 9,510,017 shares issued and outstanding.

The last quarterly installment of the 2006 dividend ($0.0625 per share) amounting to $594,259 was paid on February 2, 2007. On March 21 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.0625 per share of common stock, which was distributed on April 30, 2007. The cash dividend of $594,376 was recorded as a reduction of Retained Earnings.

On June 25 2007, the Company’s Board of Directors declared a second quarterly cash dividend of $0.0625 per share of common stock, which was distributed on July 30, 2007 to the shareholders of record on July 16, 2007. The second quarterly cash dividend of $594,717 was also recorded as a reduction of Retained Earnings.

Index

In 2006, directors, who are not officers of the Company or of an affiliated company, received $5,000 of their total annual compensation by issuance of shares of the Company’s common stock of equivalent value. In February 2007, a total of 1,876 shares were distributed to the directors as part of their annual compensation. The total amount of compensation expense recognized in 2006 in connection with the issuance of such shares was $20,000.

In 2007, all directors of the Company, except for the President and Chief Executive Officer, receive $20,000 of their total annual compensation by issuance of shares of the Company’s common stock of equivalent value. In July 2007, a total of 5,404 shares were distributed to the directors as part of their compensation for the first sixth months of 2007. The total amount of compensation expense recognized in the first six months of 2007 in connection with the issuance of such shares was $60,000.

NOTE 7. LONG TERM DEBT AND CHARTER OBLIGATIONS

Long-term debt and charter obligations consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	($ in thousands)

Scotia Loan	$113,631	$123,326
Fortis Loan	4,187	27,111
	117,818	150,437
less current portion	23,576	26,167
Secured loans, net of current portion	94,242	124,270

Long-term charter obligations	37,441	-
less current portion	9,009	-
Long term charter obligations, net of current portion	28,432	-

Total long-term debt, net of current portion	$122,674	$124,270

The current portion of the Fortis Loan of approximately $4.2 million will be repaid upon the delivery of the last vessel, the Deauville, sold to LTF (see Note 4) that is presently expected in August 2007.  The remaining balance of the current portion of the Scotia Loan in amount of approximately $19.4 million will be repaid from the current earnings of the relevant vessels, against which this debt had been secured (see discussion of the Scotia Loan below). The Company estimates that such earnings will be sufficient to satisfy the debt service requirements.

The current portion of the charter obligations (see Note 4) will be repaid from the earnings on the vessels that had been charter back from LTF and employed by the Company on time and voyage charter contracts to third parties. The Company expects the current earnings from such employment contracts to be sufficient to meet the charter payment obligations.

Long Term Debt

On October 11, 2004, the Company entered into a $45,000,000 loan agreement with Fortis Bank in order to refinance all of its outstanding debt (the “Fortis Loan”). The facility bears interest at LIBOR plus 1.25% and is repayable over six years in equal quarterly installments. Concurrently, the Company entered into an interest rate swap agreement as a result of which the variable rate, exclusive of margin, has been effectively fixed at 3.075 % until October 2007. In January 2005, the Company prepaid $15 million under the Fortis Loan and cash balances of $5 million held as collateral by the bank were released. In January 2007, the Company prepaid $17,973,435, the portion of the Fortis Loan attributable to five LPG vessels sold to LTF (See Note 4). On March 5, 2007, the Company prepaid an additional $3,256,414, the portion of the Fortis Loan attributable to the London Bridge and Blackfriars Bridge vessels. After this prepayment, the amount outstanding on the Fortis Loan as of June 30, 2007 was $4,186,819, corresponding to the attributable portion outstanding on the remaining vessel expected to be delivered to LTF in August 2007. This amount will be prepaid at the time of delivery of the vessel to LTF.

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

On July 10, 2006, the Company entered into a $126,884,000 loan agreement with Scotiabank (the “Scotia Loan”) in order to refinance the outstanding amount of the previous loan granted by Scotiabank of $60,884,000 granted in April 2005 and for the balance to partially finance the acquisition of the Maersk Houston, Kew Bridge and Barnes Bridge vessels. As of June 30, 2007, the amount outstanding under the Scotia Loan was $113,631,300. The loan is structured in five advances as follows:

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

Index

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

On July 30, 2007, the Company entered into a $35,000,000 loan agreement with KfW IPEX-Bank (the “KfW Loan”) in order to partially fund the acquisition of three vessels, the Grasmere, Ullswater and Windermere that are expected to be delivered before August 15, 2007 (See Note 9: Subsequent Events).

Long-Term Charter Obligations

In January 2007, the Company delivered five of six LPG vessels sold to LTF and simultaneously chartered them back at $225,000 per vessel per month for a period of four years, starting from each respective delivery date (see Note 4). The transaction is a sale and charter back with continuing involvement that does not qualify for sale-leaseback accounting under US GAAP and is accounted for as a financing. As a result, upon receiving the proceeds on the five vessels, the Company recorded a total capitalized lease of $42 million for the amount received.  Each charter payment paid to LTF is recorded part as interest and part as principal. The breakdown between principal and interest is calculated so that the $42 million liability is fully amortized over the four year charter period. The effective annual average interest rate for this transaction is 12.44%. As of June 30, 2007 the total unamortized balance of the long-term charter obligations, including current portion was $37,441,051.

The Company employs these vessels on time and voyage charter contracts to third parties and this employment income is sufficient to meet the charter payment obligations.

NOTE 8: STOCK OPTION PLAN

On June 20, 2001, the shareholders authorized the creation of a Stock Option Plan for the Company’s employees. Under the terms of the plan, the options give the right to purchase one share per option and expire in June 2011. As of March 31, 2007, 47,000 options awarded to the Company’s former Chief Financial Officer were outstanding; they had an exercise price of $9.228 per share and were fully vested.  Following the departure of the former Chief Financial Officer from the Company effective April 2, 2007, these 47,000 stock options expired unexercised and have become again available for grants under the Stock Option Plan. In June 2007, the Company’s board of directors resolved not to grant any further options under the Stock Option Plan. As of June 30, 2007, no stock options were outstanding.

Index

NOTE 9: SUBSEQUENT EVENTS

On July 30, 2007, the Company entered into a $35,000,000 loan agreement with KfW IPEX-Bank (the “KfW Loan”) in order to partially fund the acquisition of three vessels, the Grasmere, Ullswater and Windermere that are expected to be delivered before August 15, 2007. The loan consists of three advances and bears interest at LIBOR plus 0.75%. The first advance of $12.5 million is repayable over ten years in thirty nine equal quarterly installments of $212,802 plus a balloon payment of $4,200,722 due on the 10th anniversary of the drawdown. The second advance of $11.9 million is repayable over ten years in thirty nine equal quarterly installments of $202,588 plus a balloon payment of $3,999,068 due on the 10th anniversary of the drawdown. The third advance of $10.6 million is repayable over ten years in thirty nine equal quarterly installments of $180,456 plus a balloon payment of $3,562,216 due on the 10th anniversary of the drawdown. The Company has issued a guarantee in relation to the KfW Loan, guaranteeing the performance of its wholly owned subsidiaries as borrowers under the loan agreement. The borrowers will grant ship mortgages over the vessels once they are delivered as security.

On July 30, 2007, the Company and Bear Stearns Merchant Banking (“BSMB”) announced the signing of a merger agreement providing for the Company to be acquired, subject to certain terms and conditions and a vote by the Company’s shareholders, by a newly-formed entity controlled by BSMB. Under the terms of the merger agreement, the Company’s shareholders will receive $14.25 per share in cash in exchange for their shares of the Company’s common stock.

Concurrent with the signing of the merger agreement, the Company’s principal shareholders, Navalmar Transportes Maritimos LDA (an entity controlled by Enrico Bogazzi) and Weco-Rederi Holding A/S (an entity controlled by Johan Wedell-Wedellsborg), with collective ownership of approximately 53% of the common stock of MC Shipping, sold their shares of Company common stock to BSMB at the same $14.25 price per share that is payable under the merger agreement.

The Transaction Committee of the Company’s Board of Directors – which is comprised solely of directors who are neither Company officers nor affiliates of the former principal shareholders and was created to independently evaluate the transaction – recommended the merger to the Board of Directors.  The Transaction Committee received an opinion from DnB NOR Markets, Inc. with respect to the fairness, from a financial point of view, of the price to be received by Company shareholders in the merger.  Based on the Transaction Committee’s recommendation, the Board of Directors approved the transaction and resolved to recommend that the Company shareholders adopt the merger agreement.  The representatives of the former principal shareholders resigned from the Board of Directors prior to its deliberations on the merger agreement.

A special meeting of MC Shipping shareholders has been scheduled for September 5, 2007 to vote on the merger agreement.  Shareholders of record on August 9, 2007 will be entitled to vote at this special meeting.  In order to be approved by shareholders, the merger agreement must be supported by the holders of at least two-thirds of the shares present and voting at the special meeting, but in no event less than a majority of the outstanding shares.  BSMB has agreed to vote its approximate 53% stake in favor of the adoption of the merger agreement.  Because completion of the merger is not conditioned on the receipt of any governmental or regulatory approvals, the merger is expected to close immediately following receipt of Company shareholder approval.  Shareholders who dissent from the merger will be entitled to assert appraisal rights under Liberian law.

Index

The merger agreement includes a “go shop” provision that permits the Transaction Committee and its advisors to actively solicit alternative proposals from third parties for the next 35 days.  There can be no assurance that the solicitation of proposals will result in an alternative transaction, and the Company does not intend to disclose developments with respect to this solicitation process until it is completed.  Provided that it has not elected to match such proposal, BSMB has agreed in the merger agreement to support a qualified superior proposal accepted by the Board of Directors (by tendering its shares or voting in favor of a merger, as applicable) if such superior proposal has a price per share of at least $15.00 and is not subject to a financing condition or other conditions more onerous than those contained in the merger agreement.  If the Company terminates the merger agreement with BSMB in order to accept an alternative proposal, the Company will be required to pay a termination fee of $7,750,000 to BSMB.

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

Results of Operations for the quarter and the six months ended June 30, 2007.

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

Upon actual delivery of the vessels, the Company received $42 million; prepaid $17,973,435 of the Fortis Loan; and reinvested $4,361,539 in LTF for an interest equal to approximately 25% of the equity. The net proceeds to the Company were approximately $19,665,000. The delivery of the sixth vessel to LTF is expected to take place in August 2007.

The Company did not recognize a gain on sale of these vessels as the transaction is accounted for as a financing under US GAAP. As a result:

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

Index

As of February 19, 2007, after nine and a half years with the Company, the Company’s Chief Financial Officer, Ms. Dominique Sergent accepted a position with another shipping company and left the Company effective April 2, 2007. The position of the Chief Financial Officer has been filled on an interim basis by Mr. Gorchakov, the Company’s Chief Investment Officer.

In the first half of 2007, the Company made additional advances in total of $750,000 to Waterloo to fund the cost of the dry-dock of the Galileo vessel that took place in 2006. During that dry-dock, extensive upgrading was performed to enable the vessel to trade for an additional five years and the vessel is operating profitably in 2007.

In March 2007, the Company settled a dispute with the previous charterers of the La Forge vessel by agreeing compensation in the amount of $1,550,292 arising out of the extended dry-docking of the La Forge in 2006 and resulting damages to the sub-charterers. This settlement resulted in a loss over previous reserves of $500,292 for amounts receivable from the charterers that were taken during 2006. The loss resulting from this settlement was fully recorded in 2006. The Company is seeking recovery of this loss and other damages from the ship’s previous managers.

On March 5, 2007, the Company prepaid $3,246,414, the portion of the Fortis Loan attributable to the London Bridge and Blackfriars Bridge vessels. After this prepayment, the amount outstanding on the Fortis Loan was approximately $4,186,818, corresponding to the attributable portion outstanding on the remaining vessel expected to be delivered to LTF in August 2007. This amount will be prepaid at the time of sale of the vessel.

On April 30, 2007, the Company paid the first 2007 quarterly dividend of $0.0625 per share, declared on March 21, 2007, which amounted to $594,376.

In June 2007, the Company contracted to acquire four additional LPG vessels and continues its strategic focus on the LPG sector (See Note 3: Purchase of Vessels).  Following their delivery, the Company’s fleet will comprise 23 wholly or partially owned vessels, of which 19 are LPG carriers ranging in capacity from 3,000 to 78,000 cbm.

In July 2007, MUNIA agreed to sell the Maersk Belawan vessel to a third party for a gross consideration of $13.15 million or $12.89 million net with delivery expected in the first quarter of 2008 and it is anticipated that this investment will be recovered in full from the proceeds on this sale and the gain generated. The proceeds will be used to prepay the loan balance on the vessel and pay the costs and duties incurred in connection with the sale. Remaining net proceeds are expected to be distributed to the shareholders of MUNIA, including the Company, which will receive $1 million plus 40% of any amount in excess of $4.9 million. It is expected that if the sale takes place that the Company will receive cash proceeds of approximately $3.1 million and book a gain on the investment of approximately $1 million.

On July 30, 2007, the Company entered into a $35,000,000 loan agreement with KfW IPEX-Bank (the “KfW Loan”) in order to partially fund the acquisition of three vessels, the Grasmere, Ullswater and Windermere that are expected to be delivered before August 15, 2007.

On July 30, 2007, the Company and Bear Stearns Merchant Banking (“BSMB”) announced the signing of a merger agreement providing for the Company to be acquired, subject to certain terms and conditions and a vote by the Company’s shareholders, by a newly-formed entity controlled by BSMB. Under the terms of the merger agreement, the Company’s shareholders will receive $14.25 per share in cash in exchange for their shares of the Company’s common stock (see: Subsequent Events below).

Index

The Company plans to open a commercial and marketing office in Singapore in the third quarter to facilitate the growth in the fleet and Company’s activities. The Company has hired a Managing Director for the office and will seek to build up its operations.

Revenue

The Company had revenue from charterhire and other sources amounting to $16,395,174 for the quarter and $31,899,340 for the six month period ended June 30, 2007 ($9,940,984 for the quarter and $20,048,239 for the six month period ended June 30, 2006). The substantial increase in revenues is principally due to the effect of the additional vessels purchased in late March, April and July 2006 (approximately 80% contribution to the increase) and higher charter rates (approximately 15% contribution to the increase). No revenue has been recognized on the Kew Bridge vessel since January 14, 2007 on the expiry of the loss of earnings insurance. However, the Company is currently engaged in discussions with the charterers with regards to compensating the Company for a portion of lost revenues in 2007. The Company expects continued revenue growth in the second half of 2007.

In the first half of 2007, the Company's on-hire performance of the vessels on time charter was 99.3% on a potential 2,534 days (for the first half of 2006, it was 92.4% on a potential of 1,813 days). The increase in on-hire performance is due to the fact that in the first six months of 2007 no vessels dry-docked, whereas three ships underwent dry-docking in the same period of 2006 and one vessel incurred off-hire for repairs.

Eight of the Company's nine fully-owned vessels and four of the five chartered-in vessels are currently fixed on time charters. Future minimum revenues from these non-cancellable charters are as follows for the years ending December 31:

Second half of 2007	$27,273,100
2008	$37,841,200
2009	$24,721,200
2010	$11,986,200
2011	$3,870,600

All four vessels soon to be acquired by the Company under the contracts agreed in June 2007 are fixed on time charters. Additional future minimum revenues from these non-cancellable charters are expected to be as follows for the years ending December 31:

Second half of 2007	$4,249,000
2008	$8,429,500
2009	$6,660,000
2010	$4,740,000
2011	$2,765,000

Index

Costs and Expenses

Commission on charterhire was $184,109 for the quarter and $292,075 for the six months ended June 30, 2007. It was $131,694 for the quarter and $264,815 for the six months ended June 30, 2006. The increase in commission is due to the increase in revenues on the vessels and is partially off-set by charter contracts where no commission is payable.

Vessel operating expenses plus amortization of dry-docking costs were $5,965,405 for the quarter and $11,399,949 for the six months ended June 30, 2007. They were $5,199,640 for the quarter and $9,337,539 for the six months ended June 30, 2006. Vessel operating expenses comprise vessel running costs, voyage costs (such as fuel costs, port charges and canal dues incurred directly while vessels are unemployed or are employed on voyage charters) and management fees. As a percentage of revenue, vessel operating expenses plus amortization of dry-docking costs decreased from 43.3% in the first half of 2006 to 35.7% in the first half of 2007. Daily operating expenses per vessel averaged $5,763 for the first half of 2007 as compared to $5,204 for the first half of 2006 (excluding the LPG vessels sold to LTF in January 2007). The decrease in vessel operating expenses as a percentage of revenues in the six months ended June 30, 2007 is due to the increase in charterhire. The absolute increase in vessel operating expenses was principally due to the addition of five LPG vessels purchased in 2006 and the fact that several vessels were operated on voyage charters. For voyage charters, the vessel is contracted for a voyage between two ports: the Company is paid for the tonnage transported and pays for all voyage costs, including port expenses and bunker, in addition to the operating expenses of the vessels, such as crew costs, insurance, repairs and maintenance. The increase in operating expenses was partially offset by the sale of five LPG vessels to LTF that are chartered back on time charter basis and the Company does not pay for the vessels’ operating expenses, except for the voyage costs when vessels are operated on voyage charter.

Following a grounding incident of the Kew Bridge in 2006, the repairs of the vessel started in February 2007 and are currently expected to be finished in August 2007. The Company has not been required to advance any material funds in connection with this incident and Management does not believe that the Company will incur significant costs related to the incident as repair costs are expected to be substantially covered by insurance.

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

Depreciation totalled $5,533,867 in the quarter and $10,768,933 for the first six months of 2007 ($2,696,298 in the quarter and $4,796,064 for the six months ended June 30 2006). The increase in depreciation is principally due to the purchase of five LPG vessels acquired in March and July 2006 and the change in depreciation of the five LPG vessels sold to LTF and chartered back by the Company. The transaction is a sale and leaseback with continuing involvement that does not qualify for sale-leaseback accounting under US GAAP and is accounted for as a financing under US GAAP. As a result, the sold vessels remain on the balance sheet of the Company and are depreciated to zero over the four year charter period.

General and administrative expenses amounted to $880,624 for the quarter and $1,663,877 for the six months ended June 30, 2007. They were $673,185 for the quarter and $1,187,172 for the six months ended June 30, 2006.  The increase in general and administrative expenses is for the most part due to the opening of additional office in London and increase in the number of employees of the Company.   Increasing weakness of the United States dollar could have a negative impact on the Company’s overheads as approximately 75% of these costs are in Euros or pounds sterling.

Index

Interest Income and Expense

Interest expense amounted to $3,113,800 for the quarter and $6,286,609 for the six months ended June 30, 2007 ($1,301,278 for the quarter and $2,451,927 for the six months ended June 30, 2006). The increase in interest expense resulted from the increase in the Company’s debt (see Note 8: “Long Term Debt” of the Item 1 “Condensed Consolidated Financial Statements”) and the write-off of the unamortized balance of the debt issuance costs incurred in 2004 in connection with the $21.2 million prepaid under the Fortis Loan in the first quarter of 2007.

Interest income totalled $133,979 for the quarter and $347,951 for the six months ended June 30, 2007($115,452 for the quarter and $289,014 for the six months ended June 30, 2006). The increase in interest income is due to higher interest rates and the increased liquidity.

Impairment loss

As of June 30, 2007, the Company evaluated the recoverability of its long term assets in accordance with FAS 144 and determined that no provision for impairment loss was required as the carrying values of such assets were deemed to be recoverable at this time.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the Company’s vessels, including vessels owned by associated companies, are regularly reviewed for impairment. The Company performs the impairment valuations at the individual vessel level pursuant to paragraph 10 of SFAS 144. To consider whether there is an impairment indicator, the Company compares the book value and the market value of each vessel at the end of each quarterly reporting period. On the basis of appraisals received in July 2007 from one leading independent shipbroker, the market value of all of the Company’s vessels, including the Kew Bridge (fully classed and repaired) and vessels owned by associated companies were above their book values. Therefore, the Company considered there was no indication of impairment.

Deferred Gain

Recognized Deferred Gain totalled $1,187,572 for the quarter and $2,362,094 for the six months ended on June 30, 2007 (in 2006, same amounts were recognized in the corresponding periods) and represents the portion of Deferred Gain on sale of assets recognized as income during the period.

Equity in Income of associated companies

Equity in net income of associated companies totalled $386,537 for the quarter and $ 923,584 for the six months ended June 30, 2007, as compared to net loss of $247,741 for the quarter and net income of $44,241 for the six months ended June 30, 2006.

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006

MUNIA share of net income	$158,760	$88,364	362,205	321,038

Waterloo share of net (loss)/income	142,366	(336,105)	198,320	(276,797)

LTF share of net income	85,411	-	363,059	-

Equity in (loss)/income of associated companies	386,537	(247,741)	923,584	44,241

Index

The Company’s 25.8% share of MUNIA’s net income amounted to $158,760 for the quarter and $362,205 for the six month ended June 30, 2007, as compared to $88,364 for the quarter and $321,038 for the six months ended June 30, 2006. The on-hire performance of the container vessels was 99.97% on a potential 724 days in the six month period ended June 30, 2007, as compared to 99.99% on a potential 724 days in the six month period ended June 30, 2006. The Company’s investment in MUNIA was $5,798,739 as of June 30, 2007 as compared to $5,616,533 as of December 31, 2006. The increase is due to the net income of MUNIA and is partially offset by dividends of $180,000 received in January 2007.

The Company’s share of the net income of Waterloo was $142,365 and $198,319 in the quarter and in the six month period ended June 30, 2007 (it was a loss of $336,105 and $276,797 for the quarter and for the six months ended June 30, 2006).  The vessel’s on-hire performance was 99.89% on a potential 181 days (for the first half of 2006, it was 66.0% on a potential 181 days). The increase in the on-hire performance is associated with the off-hire resulting from the dry-docking of the vessel in 2006.

In February 2007, the Company and Petredec each made an additional advance of $500,000 to Waterloo to fund the cost of the dry-dock that took place in 2006.  On April 27, 2007, in order to complete funding the cost of the dry-dock of the Galileo vessel, the Company and Petredec each advanced to Waterloo an additional amount of $250,000. As a result, the Company’s investment in Waterloo was $4,132,940 at June 30, 2007 ($3,184,620 at December 31, 2006).

Information with respect to the net income of LTF for the quarter and the six month ended June 30, 2007 is not entirely available to the Company. Management has estimated the net income of LTF based on the actual results of LTF for the first quarter and budgeted amounts for the second quarter of 2007. The Company’s estimated 25% share of LTF’s net income amounted to $85,411 for the quarter ended June 30, 2007, including adjustment for actual results in the first quarter 2007. The Company’s estimated share of LTF’s net income for the six month ended June 30, 2007 was $363,059. The Company’s investment in LTF was $4,724,598 at June 30, 2007.

Subsequent events

In July 2007, MUNIA agreed to sell the Maersk Belawan vessel to a third party for a gross consideration of $13.15 million or $12.89 million net with delivery expected in the first quarter of 2008 and it is anticipated that this investment will be recovered in full from the proceeds on this sale and the gain generated. The proceeds will be used to prepay the loan balance on the vessel and pay the costs and duties incurred in connection with the sale. Remaining net proceeds are expected to be distributed to the shareholders of MUNIA, including the Company, which will receive $1 million plus 40% of any amount in excess of $4.9 million. It is expected that if the sale takes place that the Company will receive cash proceeds of approximately $3.1 million and book a gain on the investment of approximately $1 million.

On July 30, 2007, the Company entered into a $35,000,000 loan agreement with KfW IPEX-Bank (the “KfW Loan”) in order to partially fund the acquisition of three vessels, the Grasmere, Ullswater and Windermere that are expected to be delivered before August 15, 2007. (See Note 9: “Subsequent Events” of the Item 1 “Condensed Consolidated Financial Statements”). The Company has issued a guarantee in relation to the KfW Loan, guaranteeing the performance of its wholly owned subsidiaries as borrowers under the loan agreement. The borrowers will grant ship mortgages over the vessels once they are delivered as security.

The Company issued a guarantee to Vitol S.A. in support of its subsidiary in connection with the purchase of the Keswick vessel scheduled for mid 2008 for the amount of 10% of the vessel’s purchase price. This guarantee will be replaced with a cash deposit in March 2008, approximately three months prior to the vessel’s delivery. Until then, no cash down payment will be required on the vessel.

Index

On July 30, 2007, the Company paid the second 2007 quarterly dividend of $0.0625 per share, declared on June 25, 2007, which amounted to $594,717.

On July 30, 2007, the Company and Bear Stearns Merchant Banking (“BSMB”) announced the signing of a merger agreement providing for the Company to be acquired, subject to certain terms and conditions and a vote by the Company’s shareholders, by a newly-formed entity controlled by BSMB. Under the terms of the merger agreement, the Company’s shareholders will receive $14.25 per share in cash in exchange for their shares of the Company’s common stock.

Concurrent with the signing of the merger agreement, the Company’s principal shareholders, Navalmar Transportes Maritimos LDA (an entity controlled by Enrico Bogazzi) and Weco-Rederi Holding A/S (an entity controlled by Johan Wedell-Wedellsborg), with collective ownership of approximately 53% of the common stock of MC Shipping, sold their shares of Company common stock to BSMB at the same $14.25 price per share that is payable under the merger agreement.

The Transaction Committee of the Company’s Board of Directors – which is comprised solely of directors who are neither Company officers nor affiliates of the former principal shareholders and was created to independently evaluate the transaction – recommended the merger to the Board of Directors.  The Transaction Committee received an opinion from DnB NOR Markets, Inc. with respect to the fairness, from a financial point of view, of the price to be received by Company shareholders in the merger.  Based on the Transaction Committee’s recommendation, the Board of Directors approved the transaction and resolved to recommend that the Company shareholders adopt the merger agreement.  The representatives of the former principal shareholders resigned from the Board of Directors prior to its deliberations on the merger agreement.
A special meeting of MC Shipping shareholders has been scheduled for September 5, 2007 to vote on the merger agreement.  Shareholders of record on August 9, 2007 will be entitled to vote at this special meeting.  In order to be approved by shareholders, the merger agreement must be supported by the holders of at least two-thirds of the shares present and voting at the special meeting, but in no event less than a majority of the outstanding shares.  BSMB has agreed to vote its approximate 53% stake in favor of the adoption of the merger agreement.  Because completion of the merger is not conditioned on the receipt of any governmental or regulatory approvals, the merger is expected to close immediately following receipt of Company shareholder approval.  Shareholders who dissent from the merger will be entitled to assert appraisal rights under Liberian law.

The merger agreement includes a “go shop” provision that permits the Transaction Committee and its advisors to actively solicit alternative proposals from third parties for the next 35 days.  There can be no assurance that the solicitation of proposals will result in an alternative transaction, and the Company does not intend to disclose developments with respect to this solicitation process until it is completed.  Provided that it has not elected to match such proposal, BSMB has agreed in the merger agreement to support a qualified superior proposal accepted by the Board of Directors (by tendering its shares or voting in favor of a merger, as applicable) if such superior proposal has a price per share of at least $15.00 and is not subject to a financing condition or other conditions more onerous than those contained in the merger agreement.  If the Company terminates the merger agreement with BSMB in order to accept an alternative proposal, the Company will be required to pay a termination fee of $7,750,000 to BSMB.

Management of the Company is not expected to change prior to the merger or shareholders’ meeting.

Index

Market Conditions

The Company operates in three sectors of the LPG shipping industry covering small, medium and large LPG tankers. In the second half of 2007, the overall market for LPG carriers continued to remain strong.

All the Company’s small LPG tankers coming to the end of their contracts have been renewed with charterers at rates that represent an improvement over the previous contracts.

The Company’s ships in the mid sizes have continued to work under medium term contracts, the sector has been affected by the extended repair period of Kew Bridge following her grounding in India in September 2006. This vessel will return to service in August and will contribute positively to the results of this fleet in the third quarter. She will make a substantial contribution in the fourth quarter when she is expected to work for the full period.

The Company’s large fleet remains under medium to long term charter, except for La Forge which will benefit from rates that have risen strongly in the last 3 months.

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

LPG market	2005	2006	June 2007
Voyage rates ($/mt) Arabian Gulf/Japan	40.51	46.71	36.58
12-month time charter ($/day)
78,000 m3 average daily charter rate	33,538	37,327	25,493
15,000 m3 average daily charter rate	21,440	23,014	23,684
3,500 m3 average daily charter rate	7,566	7,401	7,730

Sources:	© Clarkson Research Services Limited; © Lorentzen & Stemoco; © Barry Rogliano Salles;
© Inge Steensland AS; © SSY Gas Ltd.

In the first six months of 2007, the market for containerships was strong. The four container vessels, which are 25.8% owned by the Company, are fixed on long term charters with AP Møller until February 1st 2008, September 1st 2008, May 15th 2009 and February 1st 2009, respectively, at rates which remain well below current market levels. Advantage was taken of the market strength to unlock the value of one of the vessels as described above (see: Subsequent Events).

Market value of the fleet

On the basis of appraisals received in July 2007 from one leading independent shipbroker, the market value of the Company’s wholly owned fleet was approximately $211 million compared to book values of $158.3 million on June 30, 2007. Appraisals are based on the technical specifications of each vessel, but are not based on a physical inspection of the vessels. On this basis, the excess of market value over book value was approximately $52.7 million or $5.54 per share. The Company’s shareholders’ equity was equal to $53,211,834 as of June 30, 2007, not including the deferred gain on sale of vessels of $6,074,469. In December 2006, the excess of appraised value over book value was approximately $49.9 million or $5.25 per share; in July 2006, it was approximately $56.8 million or $5.97 per share.

Index

Value (US$ million) as of:	June 30, 2007	December 31, 2006
Wholly-owned fleet:
Net book value	158.3	191.0
Market value	211.0	240.9
Market surplus over book value	52.7	49.9

Shareholders’ equity	52.9	48.2
Deferred gain on sale of vessels	6.1	8.4
Total market-adjusted equity plus deferred gain	111.7	106.5

Five LPG tankers sold to LTF in January 2007 are excluded from the valuations as of June 30, 2007. The vessels were sold for $42 million and their book value at the time of sale was approximately $24.7 million. However, the Company did not recognize a gain on sale of these vessels as the transaction is accounted for as a financing under US GAAP.

The vessel owned by Waterloo was valued in July 2007 by one leading independent broker at $22 million as against a book value of $11.3 million as of June 30, 2007. As of June 30, 2007, the debt outstanding on the vessel owned by Waterloo was approximately $8.1 million.

Values of the Company’s ships are subject to market fluctuations, cyclical nature of the shipping industry, competition, general economic conditions and other risk factors.

Liquidity and Sources of Capital

Liquidity

At June 30, 2007, the Company had total cash of $9,134,365 (December 31, 2006 - $6,432,446), of which deposits totaling $4,571,421 (December 31, 2006 - $4,594,402) were pledged to guarantee the Company’s performance under the Scotia loan agreement and $4,562,944 was available in cash (December 31, 2006 - $1,838,044). The Company’s loan agreements contain debt covenants related to minimum liquid assets of $5,000,000.

The ratio of current assets to current liabilities increased from 0.31 at December 31, 2006 to 0.38 at June 30, 2007.

At June 30, 2007, the Company had a working capital deficit of approximately $25.4 million, including the current portion of the long-term debt in the amount of approximately $23.6 million and the current portion of the charter obligations in amount of approximately $9 million.

The current portion of the Fortis Loan of approximately $4.2 million will be repaid upon the delivery of the last vessel, the Deauville, sold to LTF, which is presently expected in August 2007. Upon delivery, the Company will receive $10 million, repay the Fortis Loan and reinvest approximately $1 million in LTF (see Item 1. Condensed Consolidated Financial Statements - Note 4: Investment in Associated Companies). The remaining balance of the current portion of the Scotia Loan in amount of approximately $19.4 million will be repaid from the earnings of the relevant vessels, against which this debt had been secured and that are employed on medium-term charters. The Company estimates that such earnings will be sufficient to satisfy the debt service requirements.

The current portion of the charter obligations will be repaid from the earnings on the vessels that had been charter back from LTF and employed by the Company on time and voyage charter contracts to third parties. The Company expects the income from such employment contracts to be sufficient to meet the charter payment obligations.

Index

Operating activities

The Company generated cash flows from operations of $8,075,460 in the six months ended June 30, 2007 in comparison to $7,648,223 in the six months ended June 30, 2006. The increase is due for the most part to the full effect in 2007 of four out of five additional vessels acquired between March and July 2006. On the fifth vessel, the Kew Bridge no revenue has been received since January 14, 2007 on the expiry of the loss of earnings insurance. The Company is currently engaged in discussions with the charterers of the Kew Bridge with regards to compensating the Company for a portion of lost revenues in 2007.

Investing activities

The Company used cash flows in investing activities of 8,989,605 in the first six months of 2007 in comparison to $14,399,937 in the first six months of 2006.

In January 2007, the Company delivered five of six LPG vessels sold to LTF and simultaneously chartered them back for a period of four years, in accordance with the sale and leaseback agreement concluded on December 18, 2006 (see Item 1. Condensed Consolidated Financial Statements - Note 4: Investment in Associated Companies). Upon actual delivery of the vessels, the Company reinvested $4,361,538 in LTF for an interest equal to approximately 25% of the equity. The delivery of the sixth vessel to LTF and corresponding reinvestment in LTF of $1,038,462 is expected to take place in August 2007.

In the first six months of 2007, the Company received $180,000 dividend from MUNIA and advanced a total of $750,000 to Waterloo (see Item 1. Condensed Consolidated Financial Statements - Note 4: Investment in Associated Companies).

In June 2007, the Company made a $4.07 million down payment on the purchase of three vessels. In the third quarter 2007, the Company expects to use cash flows of approximately $36.93 million for the balance of the purchase price of three LPG vessels that are expected to be delivered in August 2007 (see Item 1. Condensed Consolidated Financial Statements - Note 3: Purchase of Vessels).

Financing activities

The Company generated cash flows from financing activities of 3,633,423 in the first six months of 2007 compared to $ 2,077,003 in the first six months of 2006.

In the first the first six months of 2007, the Company repaid or prepaid net borrowings of $32,618,994; capitalized $42,000,000 in long-term charter obligations related to the five LPG vessels sold to LTF and repaid $4,558,951 as principal portion of such charter obligations. As a result, the Company's total long term debt (including the current portion and long-term charter obligations) increased from $150,437,112 as of December 31, 2006 to $155,259,170 as of June 30, 2007. The Company’s long term borrowings (including the current portion, but excluding long-term charter obligations) decreased from $150,437,112 as of December 31, 2006 to $117,818,119 as of June 30, 2007.

In the third quarter 2007, the Company expects to receive $35,000,000 loan proceeds under the KfW Loan for financing of the acquisition of three LPG vessels (see Subsequent Events).

Dividends

The last quarterly installment of the 2006 dividend ($0.0625 per share) amounting to $594,259 was paid on February 2, 2007. The first installment of the 2007 dividend ($0.0625 per share) amounting to $594,376 was paid on April 30, 2007.

Index

Contractual obligations

As of August 6, 2007, after incurrence of the KfW Loan (see Subsequent Events), the Company's contractual debt obligations, including principal portion of the long-term charter obligations were as follows:

Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Fortis Loan	$ 4,186,819	$ 4,186,819	-	-	-
Scotia Loan	$ 113,631,300	$ 19,389,400	$ 33,233,925	$ 30,681,575	$ 30,326,400
KfW Loan	$ 35,000,000	$ 2,383,384	$ 2,383,384	$ 2,383,384	$ 23,083,080
Long-term charter obligations	$ 37,441,051	$ 9,008,727	$ 21,950,104	$ 6,482,220	-
Total	$ 190,259,170	$ 34,968,330	$ 57,567,413	$ 39,547,179	$ 53,409,480

The above table does not include effects of the sixth vessel not yet delivered to LTF. Upon delivery of the sixth vessel to LTF, which is expected to take place in August 2007, the Company will capitalize an additional charter obligation of $10 million and additionally invest approximately $1.04 million in LTF  to make up for an interest equal to approximately 25% of LTF’s equity.

Guarantees and Off-Balance Sheet Financial Arrangements

The Company issued guarantees in relation to the Fortis, Scotia and KfW Loans. In addition, the Company issued a guarantee of $850,000 in relation with the loan granted by Danmarks Skibskreditfond to Waterloo (see Item 1. Condensed Consolidated Financial Statements – Note 4: Investment in Associated Companies).

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

In February 2007, the Company posted a $2.5 million bank guarantee in favor of the La Forge charterers in relation to their claim arising out of the extended dry-docking of the vessel in 2006 and the resulting damages. The bank guarantee was secured by a cash deposit of $2.5 million. Simultaneously, the Company agreed to guarantee to the charterers the performance of its subsidiary owning the La Forge. On April 10, 2007, the Company fully settled the dispute with the previous charterers of La Forge and both the $2.5 million bank guarantee and the Company’s guarantee on behalf of its ship owning subsidiary were cancelled.

The Company issued a guarantee to Vitol S.A. in support of its subsidiary in connection with the purchase of the Keswick vessel scheduled for mid 2008 for the amount of 10% of the vessel’s purchase price. This guarantee will be replaced with a cash deposit in March 2008, approximately three months prior to the vessel’s delivery. Until then, no cash down payment will be required on the vessel.

The Company had no other off-balance sheet financial arrangements as of June 30, 2007

Index

Contingencies

On September 20, 2005, the m/v ‘Maersk Barcelona’ owned by MUNIA suffered a malfunction of her oily water separator, which resulted in an accidental overboard discharge of oil-contaminated water off the coast of France. On March 22, 2006, the technical managers of the vessel were fined 720,000 euros and the captain 80,000 euros by a French court; a judgment which they appealed. On June 28, 2007, the court of appeal generally confirmed the decision of the first instance court; however according to the latest ruling, the technical managers of the vessel were fined 760,000 euros and the captain 40,000 euros. All expenses to be incurred by the Company under the MUNIA guarantee were accrued for in 2005 and the Company expects that costs beyond the deductible will be covered by insurance, as the discharge was not deliberate.

In the third quarter of 2006, the Kew Bridge suffered a grounding incident in Ratnagiri off the West Coast of India and was re-floated with a combination of lightening cargo from the vessel into another ship and by pulling with tugs. In the first quarter 2007, the incident had a material impact on the Company’s revenues as no revenue has been recognized on the Kew Bridge since January 14, 2007 on the expiry of the loss of earnings insurance. However, the Company is currently engaged in discussions with the charterers with regards to compensating the Company for a portion of lost revenues in 2007. The repairs on the vessel started in February 2007 and are currently expected to be finished in August 2007. The Company has not been required to advance any material funds in connection with this incident and Management does not believe that the Company will incur significant costs related to the incident as repair costs are expected to be substantially covered by insurance.

Future cash requirements

At June 30, 2007, the Company had a working capital deficit of approximately $25.4 million, including the current portion of the long-term debt in the amount of approximately $23.6 million and the current portion of the charter obligations in amount of approximately $9 million.

The current portion of the Fortis Loan of approximately $4.2 million will be repaid upon the delivery of the last vessel, the Deauville, sold to LTF, which is presently expected in August 2007. Upon delivery, the Company will receive $10 million, repay the Fortis Loan and reinvest approximately $1 million in LTF (see Item 1. Condensed Consolidated Financial Statements - Note 4: Investment in Associated Companies). The remaining balance of the current portion of the Scotia Loan in amount of approximately $19.4 million will be repaid from the earnings of the relevant vessels, against which this debt had been secured and that are employed on medium-term charters. The Company estimates that such earnings will be sufficient to satisfy the debt service requirements.

The current portion of the charter obligations will be repaid from the earnings on the vessels that had been charter back from LTF and employed by the Company on time and voyage charter contracts to third parties. The Company expects the income from such employment contracts to be sufficient to meet the charter payment obligations.

Management believes that the net cash generated by operating activities and sale of the Deauville vessel in August 2007 will provide sufficient funds to enable the Company to meet its liquidity requirements throughout 2007.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2007, as compared to those the Company disclosed in the Management Discussion and Analysis section of its Form 10-K for the year ended December 31, 2006.

Index

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

Impact of Interest Rate fluctuations

As of June 30, 2007 the Company had $113,631,300 of debt outstanding at variable rates, which have been fixed through the use of interest rate swap agreements as detailed below.

As of June 30, 2007	Notional amount	Fair value	Interest rate	Expiration
First swap / Scotia Loan	$ 19,858,000	332,239	4.580%	April 2010
Second swap / Scotia Loan	$ 33,910,000	605,339	4.545%	April 2010
Third swap / Scotia Loan	$ 7,425,800	(496,716)	5.700%	April 2010
Fourth swap / Scotia Loan	$ 52,437,500	(67,212)	5.690%	April 2011
Total	$ 113,631,300	373,650

As of June 30, 2007, the Company had $4,186,819 of variable interest debt whose interest rate has not been fixed. A one-percentage point variation in interest rate would increase or decrease the amount of annual interest paid by approximately $6,080. However, this amount of variable interest debt is expected to be repaid in August 2007.

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

Increasing weakness of the United States dollar could have a negative impact on the Company’s general and administrative expenses ($1,663,877 for the six month period ended June 30, 2007), as approximately 75% of these costs are in Euros or English pounds.

Index

ITEM 4:	Controls and procedures

Evaluation of disclosure controls and procedures.

The Company’s Management have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2007, (the “Evaluation Date”).  Based on such review, they have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

a)	Exhibit 10.1	Loan and Guarantee Agreement with KfW IPEX-Bank dated July 30, 2007

b)	Exhibit 10.2	Agreement for the purchase of Grasmere dated June 12, 2007

c)	Exhibit 10.3	Agreement for the purchase of Ullswater dated June 12, 2007

d)	Exhibit 10.4	Agreement for the purchase of Windermere dated June 12, 2007

e)	Exhibit 10.5	Agreement for the purchase of Keswick dated June 25, 2007

f)	Exhibit 31.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

g)	Exhibit 31.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

h)	Exhibit 32.1	Certifications provided by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

i)	Exhibit 32.2	Certifications provided by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

e)	Reports on Form 8-K filed after June 30, 2007

Form 8-K on July 31, 2007.

Index

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MC SHIPPING INC.
Registrant

Date : August 6, 2007	/S/ ANTONY CRAWFORD
Antony Crawford

Chief Executive Officer
(Principal Executive Officer)

Date : August 6, 2007	/S/ ALEXANDER GORCHAKOV
Alexander Gorchakov

Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)